Form 10KSB
period 1995-06-30
FRC RACING PRODUCTS INC
filed 1996-07-12
CIK 894500

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _____________

     Commission File No.  33-55254-17
                          -----------

                           FRC RACING PRODUCTS, INC.
            ----------------------------------------------------
            (Exact name of small business issuer in its charter)

           Nevada                                           87-0434298
- -------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

101 NORTH INDUSTRIAL PARKWAY
WEST UNION, IOWA                                         52175
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)

Issuer's telephone number, including area code (319) 422-6244
                                               --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x]  Yes         [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [x]

State the issuer's revenues for the most recent fiscal year: $0.00

As of June 18, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant is indeterminate.(1)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable dates.

              Class                          Outstanding as of June 18, 1996
- -----------------------------------          -------------------------------
$.01 PAR VALUE CLASS A COMMON STOCK          12,652,060 SHARES




                   DOCUMENTS INCORPORATED BY REFERENCE

                                  None

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: No



- ---------------------
(1) For purposes of the response to this item only, all directors of the Registrant have been deemed affiliates of the Registrant. Further, Registrant has been advised by two sources who have heretofore traded in the stock of the Registrant that there is insufficient basis for establishing a market.

EXPLANATORY NOTE

Due to the late filing of this Form 10-KSB, the Company has elected to disclose certain information and events occurring subsequent to June 30, 1995. Such disclosure is made to facilitate the reader's understanding of the affairs of the Company. However, the reader is cautioned that this Form 10-KSB does not purport to fully disclose all reportable events subsequent to June 30, 1995. The reader is directed to future filings for disclosure of all reportable events after June 30, 1995.

                                       PART I
ITEM 1.   BUSINESS.

     FRC Racing Products, Inc. (the "Company" and unless otherwise designated, including all subsidiaries) was originally incorporated in February 1986, in the state of Utah under the name of Highland Mfg., Inc. In December 1993 the Company re-domiciled as a Nevada corporation. The Company was initially formed without any specific business plan other than to seek potential business opportunities for acquisition and was essentially inactive until 1995.

     In April 1995, the Company issued 8,900,000 shares of its common stock (representing a majority interest in the Company) in exchange for all the outstanding common stock of FRC Racing Products, Inc., an Iowa corporation and subsequently changed its name to FRC Racing Products, Inc. The reverse acquisition transaction resulted in FRC Racing Products, Inc. (Iowa) becoming a wholly owned subsidiary of the successor FRC Racing Products, Inc.

     Pursuant to the acquisition, the Company, located at 101 North Industrial Parkway, West Union, Iowa, is, or will be, engaged in the manufacture and distribution of specialty automotive components for the "short track" racing industry through a nationally distributed catalog. The Company also provides general metal fabrication services. The Company has approximately 35 full time employees, however, the number fluctuates with the cyclical nature of its market.

     The Company sells exclusively to the oval track racer and has spent in excess of $100,000.00 in developing its products. Such costs are incorporated in the Company's pricing structure. While some of its products may be appropriate for and be purchased by participants in other racing formats (such as drag, autocross, road and other types of racing), the principal market focus is oval track racing. FRC's target market is made up of approximately 130,000 drivers at the retail level (assuming a total population of 385,000 drivers throughout the United States). This does not include, however, other members of the racing team (such as mechanics, crew chiefs, and others) who may also represent potential customers.

     The Company applies many of the standard techniques and methods from its conventional fabricating operations, which appear to be somewhat unique in the racing business, not only to chassis manufacturing but also to other components for racing car platforms. One such technique is the use of computer-aided design for the design and fabrication of racing car frames and components. At present, many car frames are custom fabricated by a local welder for the individual driver. As such, there is very little consistency and standardization requiring the fabrication of custom parts when making repairs at considerable cost and time. The Company's chassis is consistent and if replacement components are necessary, they can be taken from stock and attached to the existing frame with little or no modification required.

     Based upon the data available, it appears that there are few companies in the marketplace that compete with the Company from a total product manufacturing and distribution standpoint. The Company breaks down its competition by product divisions; chassis building, bodies and interiors, weld-on and bolt-on parts. In an attempt to research the list of competing companies which FRC provided, it was noted that their competition was either comprised of small, closely-held businesses or large companies that manufacture auto related parts as a side business. None of the significant competitors are known to be publicly owned or listed with the Securities and Exchange Commission. Therefore, no financial statements are available for public use. Directories, registers, hand-books, and other business references indicate that there are numerous related businesses with identical Standard Industrial Classification ("SIC") codes as the competing firms that were researched. It would appear, however, that the SIC codes that encompass the Company's business are sufficiently broad as to include many companies whose operations may merely touch upon racing products. Overall, approximately 90% of the dealer market which represents competition to the Company have annual sales of $1 million or less. In short, the racing marketplace is highly fragmented and complex. In situations like this, where the overwhelming number of players are small, closely held entities, detailed industry and market information availability is severally limited.

     Based upon the information available to the Company, racing is a hobby and drivers have a limited budget to spend on their cars, supplies, apparel, and other racing paraphernalia which is required to actively pursue their hobby. While racing cuts across all lines of age, gender, national origin, or income, the average racer is a white, working man, 32 years old, with a $40,000 annual income. An average driver is predicted to spend a minimum of $5,000 per year on his race car; likely limiting his purchases to the essentials such as tires, gas, suspension, and damaged parts. The automotive racing market is characterized by small players, both from the customer and supplier sides. The major customers are, by far, the individual or groups of people that are the small track racers.

     Based upon the data available, Management of the Company believes that there is sufficient evidence to support a significant potential market for the Company's products. The key success factors appear to be pricing and customer relations. The significance of competitive pricing may have a detrimental impact on the Company's ability to sustain large profit margins, particularly on products that are not manufactured by FRC but are instead sourced from other vendors and resold and distributed by FRC.

     The Company anticipates having numerous suppliers, does not intend to utilize scarce raw materials, and does not expect any governmental regulations effecting the business.

ITEM 2.   PROPERTIES.

     In May, 1995, the Company acquired a 63,000 square foot warehouse, office, and manufacturing facility at 101 North Industrial Parkway, West Union, Iowa. The building currently houses the Company's corporate headquarters and serves as a manufacturing facility for the Company's line of racing products and chassis. The building was constructed in 1995 and is 85% complete. Certain interior finishing items need to be completed and it is anticipated that working capital will provide the necessary funds to complete the construction. Approximately 35,000 square feet is devoted to manufacturing, 13,000 square feet to office space, and 15,000 square feet to warehousing. FRC is the sole occupant of the building. The building is adequate for the Company's foreseeable operational needs and growth.

     The building is subject to a mortgage held by Farmers Savings Bank, West Union, Iowa. The mortgage secures a $3,000,000 Revolving Note dated September 5, 1995, amortized as follows:

     a. $800,000 amortized for a period not to exceed 29 years, interest at 1.25% over prime adjusted quarterly;

     b. $1,480,000 amortized for a period not to exceed 14 years, interest at 1.25% over prime adjusted quarterly; and

     c. $720,000 amortized for a period not to exceed 6 years, interest at 1.25% over prime adjusted quarterly.

As of June 30, 1996, the outstanding principal balance is approximately $2.25 million. The Company has only drawn approximately $2.25 million of the $3 million Revolving Note.

     There are also the following mechanic's liens on the Company's property:

     Hudson Construction Services            $1,472.00

     Joe Lensing, d/b/a Joe's Construction   $9,285.80

     Lester Timp                             $1,984.04

All mechanic's liens were recorded in March, 1995. The Company disputes these claims and no payment has been made toward these claimed obligations.

     The Company believes that the property is adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS.

     As of June 30, 1995, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors, are a party to any material legal proceeding or litigation which would impact the operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     By written action of the holders of a majority of the Company's Common Stock, effective as of April 17, 1995, the Company's shareholders approved the amendment of the Company's Articles of Incorporation to change the Company's corporate name from Highland Mfg., Inc. to FRC Racing Products, Inc.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's common stock is traded on the over-the-counter market.

     As of June 18, 1996, there were 789 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

     The management of the Company has assembled the following range of high and low bid information for the Company's common stock. Note, the Management of the Company is not aware of any actual transactions, market for the Company's stock, or pricing information prior to April 1, 1995, and does not believe any exists. The information reflects actual transactions and does not include commissions, retail pricing, or inter-dealer pricing:

     PERIOD              HIGH      LOW

     4/1/95-             $8.00     $7.75
     6/30/95

     7/1/95-             $8.75     $1.25
     9/30/95

     10/1/95             $4.25     $0.75
     12/31/95

     1/1/96              $1.75     $0.50
     3/31/96

     4/1/96              $1.50     $0.75
     6/30/96


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The Company had no operating revenues as of June 30, 1995.

CASH REQUIREMENTS

     With the Company's current plan of operations, it will need to raise additional capital in order to allow it to purchase the level of inventory required to service the Company's dealer network created as its distribution channels. Once sufficiently capitalized, the Company is expected to operate without additional operating capital needs as the cash flow should allow it to continue to grow and gain a significant share of the market. However, there is no assurances that the Company can raise additional capital or that operating revenues will be sufficient to meet operating expenses. With the Company's mix of manufactured parts as well as parts purchased from other manufacturers, the Company's dealer network is predicted by Management to continue to grow as the Company's reputation is recognized.

RESEARCH AND DEVELOPMENT

     The racing industry thrives on new product development and innovation as they continue to find ways to win. The Company has created a research and development team to attempt to stay on the leading edge of technology and performance. It is anticipated that the Company will continue to perform additional research and development throughout the year as the Company strives to be an industry leader. The Company's main focus will be on the race car chassis and how it can be improved to perform at the optimum level of performance for every type of track on which the Company's target market competes. This dictates that the Company continually test and refine its product on the track through the Company's test car programs, facilitating the feedback necessary to make such improvements. The Company anticipates continued costs related to its planned design and manufacturing of the Company's own line of non-specific bolt-on parts which will compliment the Company's chassis.

EXPECTED PURCHASE OF EQUIPMENT OR PLANTS

     It is expected that the Company will have need for additional equipment to produce the chassis and parts to supply to its dealer network as the Company's market share grows. FRC has identified the equipment necessary to produce the quantity of parts at the quality expected. It is anticipated that once sales of non-specific bolt-on parts reaches a higher volume it will become cost effective for the Company to purchase the necessary capital equipment. Management believes that the equipment can either be purchased through additional loan proceeds or can be leased through a leasing company.

EXPECTED CHANGES IN THE NUMBER OF EMPLOYEES

     The Company expects to continue to add additional employees as demand for its products and sales continues to increase. As both a manufacturer and distributor of parts, the increase will likely come in terms of production personnel. The Company does not expect any changes in the number of administrative personnel over the next twelve months. The number of new employees will vary directly with the growth of the Company's dealer network and the gain in market share. Accordingly, it is difficult to predict with any degree of accuracy the specific number of employees the Company will need in the next twelve months.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                             Mark Shelley CPA
                            110 S. Mesa Dr. #1
                            Mesa, Arizona 85210
                              (602) 833-4054


                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of FRC Racing Products, Inc.

     I have audited the accompanying balance sheet of FRC Racing Products, Inc. as of June 30, 1995 and the related statement of stockholders' equity, operations and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit. I did not audit the years prior to the year ended June 30, 1995. Those years were audited by other auditors.

     I have conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that the audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRC Racing Products, Inc. as of June 30, 1995 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                   /s/ Mark Shelley CPA


July 2, 1996

                           FRC RACING PRODUCTS, INC.
                                Balance Sheet
                        as of June 30, 1995 and 1994


                                    ASSETS


                                                    06/30/95     06/30/94

          Cash                                       77,378             0
          Miscellaneous Receivables                   9,780             0
          Inventory                                 142,908             0
          Prepaid Expenses                            2,546             0
                                                  ---------        ------
               Total Current Assets                 232,612             0
                                                  ---------        ------
          Property, Plant and Equipment             995,234             0
          CAD Patterns, Catalogue                   152,907             0
          Organizational Costs                       84,246             0
          Trade Name Development                     34,580             0
                                                  ---------        ------
               Total Assets                       1,499,579             0
                                                  ---------        ------

                                   LIABILITIES

          Accounts Payable                          135,979             0
          Notes Payable Equipment & Vehicles         35,422             0
          Accrued Interest Bank Loan                 11,795             0
                                                  ---------        ------
               Total Current Liabilities            183,196             0
                                                  ---------        ------
          Bank Mortgage Loan                        600,000             0
                                                  ---------        ------
               Total Liabilities                    783,196             0
                                                  ---------        ------

                              STOCKHOLDERS' EQUITY

          Common Stock, 100,000,000 shares
               authorized, 9,900,000 and 1,000,000
               shares outstanding, par $.001          9,900         1,000

          Paid in Capital                           743,627         1,000
          Retained Earnings (Loss)                  (37,144)       (2,000)
                                                  ---------        ------
               Total Stockholders' Equity           716,383             0
                                                  ---------        ------
               Total Liabilities and
                  Stockholders'  Equity           1,499,579             0
                                                  ---------        ------


         The accompanying notes are an integral part of these statements

                             FRC RACING PRODUCTS, INC.
                        Statement of Stockholders' Equity
                      for the three years ended June 30, 1995


                                      Common Stock         Paid in        Retained        Total
                                  Shares         Amount     Capital       Earnings

Balance June 30, 1992          1,000,000        1,000       1,000          (2,000)            0


Retained Earnings (Loss)                                                          0           0
                               ----------------------------------------------------------------
Balance, June 30, 1993         1,000,000        1,000       1,000            (2,000)          0

Retained Earnings (Loss)                                                          0           0
                               ----------------------------------------------------------------
Balance, June 30, 1994         1,000,000        1,000       1,000            (2,000)          0

Sale of Stock                  8,900,000        8,900     625,379                       634,279

Donated Capital                               117,248                                   117,248

Retained Earnings (Loss)                                                    (35,144)    (35,144)
                               ----------------------------------------------------------------
Balance June 30, 1995          9,900,000        9,900    743,627            (37,144)    716,383
                               ----------------------------------------------------------------


              The accompanying notes are an integral part of these statements.

                            FRC RACING PRODUCTS, INC.
                             Statement of Operations
                 for the years ended June 30, 1995, 1994 and 1993


                                        06/30/95       06/30/94       06/30/93

Sales                                        0             0              0
                                     ---------      ---------      ---------
Expenses
     General and Administrative          9,878
     Depreciation Expense               12,050
     Amortization Expense               14,302
                                     ---------
     Total Expenses                     36,230             0              0
                                     ---------      ---------      ---------
Income before Provision for            (36,230)            0              0
     Income Taxes

Provision for Income Taxes                   0                            0

Miscellaneous Interest Income            1,086
                                     ---------
Net Income                             (35,144)             0              0
                                     ---------      ---------      ---------
Earnings (Loss) per Common Share          0.01              0              0
                                     ---------      ---------      ---------
Weighted Average Number              3,121,370      1,000,000      1,000,000
     of Shares


       The accompanying notes are an integral part of these statements

                            FRC RACING PRODUCTS, INC.
                             Statement of Cash Flow
            for the three years ended June 30, 1995, 1994 and 1993



                                      06/30/95       06/30/94       06/30/93

Cash Provided by Operations

     Net Loss                          (35,144)             0              0
     Depreciation Expense               12,050              0              0
     Amortization Expense               14,302              0              0
     Change in Receivables              (9,780)
     Prepaid Expenses                   (2,546)
     Increase in Inventory            (142,908)
     Increase in Payables              147,774
     Change in Organizational          (88,680)
                                    ----------
          Costs

     Cash Provided by Operations      (104,932)             0              0
                                    ----------         ------         ------
     Cash Used for Investments

          Purchase of Fixed         (1,007,284)
          Assets
          Purchases of CAD            (160,955)
          Patterns, Catalogue
          Trade Name                   (36,400)
                                    ----------
          Development

     Cash Invested                  (1,204,639)             0              0
                                    ----------         ------         ------
     Cash Provided by Financing

          Stock Sales                  634,279
          Donated Capital              117,248
          Bank Financing               600,000
          Equipment Financing           35,422
                                    ----------
     Cash Provided by Financing      1,386,949              0              0
                                    ----------         ------         ------
     Cash Difference                    77,378              0              0

     Beginning Cash Balance                  0              0              0
                                    ----------         ------         ------
     Ending Cash Balance                77,378              0              0
                                    ----------         ------         ------


     The accompanying notes are an integral part of these statements.

                            FRC RACING PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1.   Business, History and Organization

     FRC Racing Products, Inc., (the Company), was originally incorporated in February 1986 in the State of Utah under the name Highland MFG., Inc., In December 1993 the Company redomiciled as a Nevada corporation. The Company initially was formed without any specific business plan other than to seek potential business opportunities for acquisition and was essentially inactive until 1995.

     On April 4, 1995 the Company entered into a Stock Exchange Agreement whereby it issued 8,9000,000 shares of its Common Stock (representing a controlling interest in the Company) in exchange for all of the outstanding shares of capital stock of FRC Racing Products, Inc., an Iowa corporation. Immediately following, the Company changed its name (Highland MFG., Inc.) to FRC Racing Products, Inc. The merger transaction resulted in FRC Racing Products, Inc. (Iowa) becoming a wholly-owned subsidiary of the successor FRC Racing Products, Inc. FRC Racing Products, Inc. (Iowa) was incorporated on October 17, 1994 to manufacture, distribute and retain automotive chassis, part and related supplies. As of April 4, 1995 the Company had not commenced operations of its intended business and, as a result, had no operational history. The transaction was a reverse acquisition whereby the stockholders of FRC Racing Products, Inc. become the controlling stockholders of the Company. This acquisition was recorded at the historical cost of the acquired company.

     In January 1995, the Company applied for a $3,000,000 loan to be guaranteed in part by the Farmers Home Association (FMHA). The bank if continuing to loan the Company funds based on a conditional commitment by FMHA.

     Operations started during the last fiscal quarter of the fiscal year ended June 30, 1995. However, no sales were made until the first quarter of the fiscal year ended June 30, 1996.

Note 2.   Summary of Significant Accounting Policies

     BASIS OF ACCOUNTING

     The Company and financial statements follow generally accepted accounting principles.

     REVENUE RECOGNITION

     Revenue from sales is recognized when an order is made and the finished product is shipped. For the year ended June 30, 1995 the Company had no sales.

      INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in first-out method. Work in process utilizes standard costing for labor and overhead applications.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred unless the development can be specifically tied to a particular product or asset that is being utilized. In that case, the development costs are capitalized and amortized over the products useful life.

     INCOME TAXES

     The provision for income taxes is the total current income taxes payable for the US and the net change in the deferred income taxes. At this time, the Company does not have any exposure to foreign income taxes. Provision is made for deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of income in the financial statements.

     EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

     CONTINUATION AS A GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. It is management's opinion that sufficient working capital can be raised from various sources to provide for the on-going operation and development of the Company and allow it to develop an effective marketing plan to achieve market penetration, provide for continuing research and development, allow for growth to a profitable status and acquire additional companies in related industries. However, no assurance can be made that the necessary funding will in fact be achieved or that the needed sales can be achieved.

     ORGANIZATIONAL AND START UP COSTS

     Costs incurred in connection with the incorporation and start-up of the Company were deferred and are being amortized over five years.

     PROPERTY, PLANT AND EQUIPMENT

     The Company's property and equipment consists primarily of computers, office furniture, design and layout patterns, shop machinery, equipment and a sixty thousand square foot building. The property is stated at cost. Depreciation expense is computed on a straight line method over the estimated useful lives of the assets, which range from three to forty years.

Note 3.   Property and Equipment

     Below is a summary of the Property, Plant and Equipment. The Company has an option to purchase an adjacent 5 acres for $7,500 per acre.

Land, 5 acres                                              37,500
Building and Improvements          40 years               723,658
Machinery and Equipment            12 years               136,470
Stock Room Equipment               12 years                25,647
Office Equipment                   3-7 years               42,639
Vehicles                           5 years                 41,370
                                                        ---------
Total                                                   1,007,284
                                                        ---------
Accumulated Depreciation                                   12,050
                                                        ---------

Net Amount                                                995,234
                                                        ---------


Note 5.   CAD Patterns, Catalogue

     Below is a schedule of costs capitalized. These are amortized over their estimated useful lives which is 5 years. Amortization is for April through June of 1995. All Amounts represent actual expenditures.

Catalogue                                    66,500
Trade Show Booths and Set up                 20,100
Purchased Customer Mailing Lists             12,200
Company Promotional Video                     8,300
CAD Software Patterns                        53,855

Total                                       160,955

Accumulated Amortization                      8,048
                                            -------
Net Catalogue, CAD Patterns                 152,907
                                            -------

Note 6.   Organizational Costs and Trade Name Development.

     The organizational costs and trade name development costs are capitalized and amortized over 5 years. All amounts represent actual expenditures. Amortization is for April through June of 1995.

     Organizational Costs               88,680
     Accumulated Amortization            4,434
                                        ------
     Net Organizational Costs           84,246
                                        ------

     Trade Name Development             36,400
     Accumulated Amortization            1,820
                                        ------
     Net Trade Name Development         34,580
                                        ------

Note 7.   Bank Debt.

     The Company purchased its present building from the West Union Development Corp. for $500,000 in April 1995. The Farmers Savings Bank of West Union Iowa financed this purchase plus an additional $100,000 to begin building improvements. These loans are interest only paid monthly for twelve months. The amortization of the loan is for 30 years. The building is the collateral for the loan.

     Building           Prime + 1.25%       $500,000
     Build Out          Prime + 1.25%        100,000
     Accrued interest                         11,795
                                            --------
     Total Bank Debt                        $611,795
                                            --------

Note 10.   Related Party Transactions.

     The Company purchases OEM subcomponents from a company owned by a director. A director has loaned the Company funds prior to the obtaining of the bank loan. Two officers and directors have $1,000,000 of file insurance with the bank as the beneficiary as a requirement for the bank loan. Two directors have personally guaranteed the bank loan.

Note 11.   Subsequent events.

     On June 29, 1996 the Company signed a letter of intent with X-L Specialized Trailers, Inc. of Oelwein, Iowa to purchase 100% of their company stock for $350,000 cash and 1,500,000 in Company restricted common stock. X-L Specialized Trailers, Inc. manufactures flat-bed trailers and just recently complete their first year of operation.

     During the fiscal year 6/30/96 the Company borrowed from the bank an additional $1,600,000 for the building improvements and equipment purchases.

Note 12.   Donated Capital

     As part of the economic development program of Fayette County the Company was given $117,248 to refurbish their building. These funds were paid to subcontractors to improve the building and are listed on the depreciation schedule with the building. These funds were booked as Property, Plant and Equipment and Paid in Capital on the Balance Sheet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Coopers & Lybrand L.L.P. resigned in June, 1996. Management of the Company has subsequently engaged Mark Shelly, CPA, 110 South Mesa Drive, #1, Mesa, Arizona 85210 (see attached audited financial statements) as of June 1, 1996. Prior to resignation, Coopers & Lybrand recommended to the Company that it employ a controller with SEC experience. The Company anticipates retaining such a qualified controller.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT.

     The following table shows the positions held by the Company's officers and directors. The directors were appointed at inception and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

  Name                  Age       Position                 Term   Period Served
  ----                  ---       --------                 -----  -------------
  Brent A. Johnson      36        Director, CEO           4/4/95  to present
  Blaine J. Blessing    35        Director, President(1)  4/4/95  to present
  Robert J. Swenson     54        Director                4/4/95  to 3/11/96
  John P. Shaw          32        Director, President,
                                  CFO, and COO            5/1/96  to present

(1) Mr. Blessing resigned as President effective May 1, 1996.

     BRENT JOHNSON. Mr. Johnson currently holds several business interests in the medical and service industries. His company, Main Street Ventures Holdings, has an interest in developing small businesses with the assistance of Main Street's managerial and financial resources. Mr. Johnson is expected to bring financial planing and strategic management to the Company.

     BLAINE BLESSING. Mr. Blessing began in his own steel fabrication business in 1988. Since then, Blessing Industries has grown to a 22,500 square foot production facility and is one of the largest employers in Iowa's Fayette County. Blessing Industries produces many key components for several fortune 500 Companies, and has received numerous quality awards. Mr. Blessing has over ten years of race car driving experience in the short oval dirt track circuit.

     ROBERT SWENSON. Mr. Swenson spent more than twenty years with Northwest Airlines in various management and supervisory positions, as well as planning new financial ventures. He is expected to contribute to the management and personnel strategies of the Company.

     JOHN SHAW. Mr. Shaw is President of the Company and serves a dual role as Chief Financial Officer and Chief Operating Officer at the Company. He is a graduate of the University of Iowa MBA program and has expertise in corporate finance, business management, and strategic planning. Mr. Shaw has worked in the investment banking and retail industries, and has over ten years of management experience at companies including Walgreens and Metropolitan Life.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables sets forth Executive Compensation:

NAME AND      YEAR     SALARY   BONUS ($)    OTHER        RESTRICTED     SECURITIES      LTIP       OTHER
PRINCIPAL              ($)                   ANNUAL       STOCK          UNDERLYING      PAYOUT
POSITION                                     COMP. ($)    AWARDS ($)     OPTIONS/SAR
- ---------     ----     ------   ---------    ---------    ----------     ------------    -------    -------

BRENT         1994
JOHNSON -
CEO
              1995
              1996

BLAINE        1994
BLESINGS,
DIR.          1995
              1996

JOHN SHAW,    1994     N/A          N/A                   *5,OOO                                    * *2%
CFO, COO                                                  SHARES A                                  CAPITAL
              1995     N/A          N/A                   MONTH                                     RAISED
              1996     42,000                             UNTIL APRIL,
                                                          1998

* Since these shares are restricted and there is no readily available market and the fair market value is difficult to determine. However, the management of the Company estimates that the current fair market value of the shares are $.75 per share. As of June 30, 1996, John Shaw owns 110,000 restricted shares. The Company does not anticipate paying dividends on any restricted shares in the foreseeable future.

** The Company has an informal letter employment arrangement with John Shaw that provides, in addition to 5,000 shares a month, in outline fashion, for a bonus to be paid quarterly based upon the amount of new capital raised by the Company. The final and complete details of this employment and equity interest with the Company have yet to be completely finalized and negotiated. However, such compensation will not exceed 2% of additional capital raised by the Firm.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 30, 1995, there were no beneficial ownership of Shares by each person known by the Companies to own five percent or more of the outstanding Shares, by each of the directors and by the officers and directors as a group.

     The following table sets forth information regarding the beneficial ownership of Shares by each person known by the Companies to own five percent or more of the outstanding Shares, by each of the directors and by the officers and directors as a group, AFTER June 30, 1995.

                    Name and Address             Amount of
Title of Class      of Beneficial Owner          Beneficial Ownership     % of Class
- --------------      -------------------          --------------------     ----------
Common Stock      Brent Johnson(1)               1,293,560                10.2%
                  15004 Keller Lake Drive
                  Burnsville, Minnesota  55306

(1) Main Street Ventures Holdings, Inc. is a private corporation. The majority of its shares (94%) are owned by Mr. Brent Johnson. Mr. Johnson beneficially owns shares owned by Main Street Venture Holdings, Inc. in that he has the power to vote or direct voting of the shares and the power to dispose of or to direct the disposition of shares. Similarly, Home Care Helping Hands, Inc. is a private corporation in which Mr. Johnson owns 94% of the shares. Mr. Johnson beneficially owns shares owned by Home Care Helping Hands, Inc. in that he has the power to vote or direct voting of the shares and the power to dispose of or to direct the disposition of shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company. However, Brent Johnson, the Company's principal shareholder, has made an undertaking, although no assurances can be made that these loans will continue, to make loans to the Company in amounts sufficient to enable it to satisfy its vital obligations, and to commence, on a limited basis, the process of developing the Company's business. The loans will be interest bearing and are intended to be repaid at a future date. The loans are intended to provide the payment of on-going operating expenses.

     In addition, the Company has had the following transactions:

     a. Effective April 4, 1995, the Company entered into a Stock Exchange Agreement whereby the Company issued 4,450,000 common shares to Brent Johnson and Blaine Blessing, respectively, in exchange for all the outstanding common shares of FRC Racing Products, Inc. (Iowa).

     b. Effective April 6, 1995, the Company issued 200,000 common shares to Brent Johnson and Blaine Blessing, respectively, in consideration for organization and founding efforts by Johnson and Blessing.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     Financial Statements - June 30, 1995, 1994 and 1993

     REPORTS ON FORM 8-K.

     There was one report on Form 8-K filed during the fiscal year ending June 30, 1995.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FRC RACING PRODUCTS, INC.

                               By:  /s/ Brent A. Johnson
                                    Brent A. Johnson, Chief Executive Officer

DATE:  July 11, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                    FRC RACING PRODUCTS, INC.

                               By:  /s/ Brent A. Johnson
                                    Brent A. Johnson, Director, Chief Executive
                                    Officer


                               By:  /s/ Blaine J. Blessing
                                    Blaine J. Blessing, Director


                               By:  /s/ John P. Shaw
                                    John P. Shaw, Director, Chief Financial
                                    Officer, Chief Operations Officer

 DATE:  July 11, 1996