Form 10QSB
period 1995-09-30
FRC RACING PRODUCTS INC
filed 1996-07-12
CIK 894500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995,

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    ---------   -------

     Commission File No.  33-55254-17
                         ------------

                            FRC RACING PRODUCTS, INC.
                            -------------------------
              (Exact name of small business issuer in its charter)

           Nevada                                            87-0434298
- -------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

101 NORTH INDUSTRIAL PARKWAY
WEST UNION, IOWA                                       52175
- ----------------------------------------               -----
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code (319) 422-6244
                                               --------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X   No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                                   Outstanding as of June 18, 1996
- -------------------------                    -------------------------------
$.01 PAR VALUE CLASS A COMMON STOCK          12,652,060 SHARES

Transitional Small Business Disclosure Format; Yes       No  X
                                                   ---      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                 Ridihalgh, Fuelling, Snitker, Weber & Co., P.C.



To the Board of Directors
FRC Racing Products, Inc.
West Union, IA  52175

We have compiled the accompanying balance sheet of FRC Racing, Inc, (a corporation) as of September 30, 1995 and the related statement of income and for the three months then ended, in accordance with Statements and Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles. If the omitted disclosures and statement of cash flows were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

/s/ Ridihalgh, Fuelling, Snitker, Weber & Co., P.C.


July 10, 1996




                UNAUDITED - SEE ACCOMPANYING ACCOUNTANT'S REPORT

                            FRC RACING PRODUCTS, INC.
                                  BALANCE SHEET

                               SEPTEMBER 30, 1995

                                     ASSETS


CURRENT ASSETS

Cash                                                        $  495,143
Accounts Receivable, Trade                                      51,917
Inventory                                                      190,281
                                                            ----------
   Total Current Assets                                        737,341


FIXED ASSETS

Property, Plant and Equipment                                1,709,445
Accumulated Depreciation                                       (59,887)
                                                            ----------
   Total Property, Plant and Equipment                       1,649,558


INTANGIBLE ASSETS

Organizational Costs                                            68,832
Accumulated Amortization                                       (18,736)
                                                            ----------
   Total Intangible Assets                                      50,096


OTHER ASSETS

Prepaid Insurance                                                2,408
                                                            ----------
   TOTAL ASSETS                                             $2,439,403
                                                            ----------
                                                            ----------



                UNAUDITED - SEE ACCOMPANYING ACCOUNTANT'S REPORT

                            FRC RACING PRODUCTS, INC.
                                  BALANCE SHEET

                               SEPTEMBER 30, 1996

                                   LIABILITIES


CURRENT LIABILITIES

Accounts Payable                                              $304,176
Accrued Payable                                                 30,337
Accrued Payroll Taxes                                           23,760
Interest Payable                                                 7,020
Accrued Taxes                                                    5,169
Note Payable                                                    32,454
Current Portion of Long Term Debt                                7,579
                                                             ---------
   Total Current Liabilities                                   410,495


LONG TERM DEBT

Note Payable                                                 1,575,000
Less Current Portion                                            (7,579)
                                                             ---------

   Total Long Term Debt                                      1,567,421
                                                             ---------

   Total Liabilities                                         1,977,916
                                                             ---------

STOCKHOLDER'S EQUITY

Capital Stock                                                    9,900
Additional Paid in Capital                                     787,067
Retained Earnings                                              (37,144)
Total Income or (Loss)                                        (298,336)
                                                             ---------
   Total Stockholder's Equity                                  461,487
                                                             ---------
   Total Liabilities and Stockholder's Equity                2,439,403
                                                             ---------
                                                             ---------


                UNAUDITED - SEE ACCOMPANYING ACCOUNTANT'S REPORT

                            FRC RACING PRODUCTS, INC.
                               STATEMENT OF INCOME

                               SEPTEMBER 30, 1995


Sales                                                       $   81,868

Cost of Sales                                                   80,591
                                                            ----------
   Gross Profit  (Loss)                                          1,277

Expenses:
   Selling Expenses                                            108,571
   General and Administration                                  139,789
   Depreciation                                                 47,837
   Amortization                                                  4,434
                                                            ----------
   Total Expenses                                              300,631
                                                            ----------
Income before Provision for Income Taxes                      (299,354)

Provision for Income Taxes                                         -0-

Miscellaneous Income                                             1,018
                                                            ----------
Net Income                                                  $ (298,336)
                                                            ----------
                                                            ----------




                UNAUDITED - SEE ACCOMPANYING ACCOUNTANT'S REPORT

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     As of September 30, 1995, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors, are a party to any material legal proceeding or litigation which would impact the operations of the Company.

ITEM 2.   CHANGES IN SECURITIES.

     There have been no material modifications to the to the instruments defining the rights of the holders of any class of registered securities; nor have the rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding 5 percent of the total assets of the Company. Nor are there any material arrearages in the payment of dividends or any other material delinquency not cured within 30 days.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There was no stockholders' meeting held during the quarter ended September 30, 1995.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
     Financial Statements - June 30, 1995, 1994 and 1993

     REPORTS ON FORM 8-K.
     There was one report on Form 8-K filed during the fiscal year ending June 30, 1995.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated:  July 11, 1996

                               FRC Racing Products, Inc.



                               By: /s/ Brent A. Johnson
                                   -----------------------------------------
                                   Brent A. Johnson, Chief Executive Officer