Form 10QSB
period 1995-12-31
FRC RACING PRODUCTS INC
filed 1996-07-12
CIK 894500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1995,

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    -------

     Commission File No.  33-55254-17
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

We have compiled the accompanying balance sheet of FRC Racing, Inc, (a corporation) as of December 31, 1995 and the related statement of income and for the six months then ended, in accordance with Statements and Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/ Ridihalgh, Fuelling, Snitker, Weber & Co., P.C.

July 10, 1996

                            FRC RACING PRODUCTS, INC.
                                  BALANCE SHEET

                                DECEMBER 31, 1995

                                     ASSETS


CURRENT ASSETS

Accounts Receivable                                         $  173,531
Inventory                                                      338,402
                                                            ----------

   Total Current Assets                                        511,933


FIXED ASSETS

Property, Plant and Equipment                                2,412,105
Accumulated Depreciation                                      (104,724)
                                                            ----------

   Total Property, Plant and Equipment                       2,307,381


INTANGIBLE ASSETS

Organizational Expenses                                         84,386
Accumulated Amortization                                       (23,170)
                                                            ----------

   Total Intangible Assets                                      61,216


OTHER ASSETS

Prepaid Expenses                                                23,920
                                                            ----------

   TOTAL ASSETS                                             $2,904,450
                                                            ----------
                                                            ----------



                UNAUDITED - SEE ACCOMPANYING ACCOUNTANT'S REPORT

                            FRC RACING PRODUCTS, INC.
                                  BALANCE SHEET

                                DECEMBER 31, 1995


                                   LIABILITIES


CURRENT LIABILITIES

Cash overdraft                                              $   60,854
Accounts Payable                                               551,935
Accrued Payable                                                 33,347
Accrued Payroll Taxes                                           80,967
Interest Payable                                                12,925
Accrued Taxes                                                    7,603
Note Payable                                                   145,667
Current Portion of Long Term Debt                               13,573
                                                            ----------

   Total Current Liabilities                                   906,871


LONG TERM DEBT

Note Payable                                                 1,775,000
Less Current Portion                                           (13,573)
                                                            ----------

   Total Long Term Debt                                      1,761,427
                                                            ----------

   Total Liabilities                                         2,668,298
                                                            ----------


STOCKHOLDER'S EQUITY

Capital Stock                                                   34,900
Additional Paid in Capital                                     828,926
Retained Earnings                                              (37,144)
Total Income or (Loss)                                        (590,530)
                                                            ----------

   Total Stockholder's Equity                                  236,152
                                                            ----------

   Total Liabilities and Stockholder's Equity                2,904,450
                                                            ----------
                                                            ----------


                UNAUDITED - SEE ACCOMPANYING ACCOUNTANT'S REPORT

                            FRC RACING PRODUCTS, INC.
                               STATEMENT OF INCOME

                                DECEMBER 31, 1995


Sales                                                       $  330,622

Cost of Sales                                                  404,789
                                                            ----------

   Gross Profit  (Loss)                                        (74,167)


Expenses:
   Selling Expenses                                            261,105
   General and Administration                                  153,734
   Depreciation                                                 95,674
   Amortization                                                  8,868
                                                            ----------

   Total Expenses                                              519,381
                                                            ----------

Income before Provision for Income Taxes                      (593,548)

Provision for Income Taxes                                         -0-

Miscellaneous Income                                             3,018
                                                            ----------

Net Income                                                  $ (590,530)
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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     As of December 31, 1995, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors, are a party to any material legal proceeding or litigation which would impact the operations of the Company.

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

     There was no stockholders' meeting held during the quarter ended December 31, 1995.

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