Form 10QSB
period 1996-03-31
FRC RACING PRODUCTS INC
filed 1996-07-12
CIK 894500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996,

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

We have compiled the accompanying balance sheet of FRC Racing, Inc, (a corporation) as of March 31, 1996 and the related statement of income and for the nine months then ended, in accordance with Statements and Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/ Ridihalgh, Fuelling, Snitker, Weber & Co., P.C.

July 10, 1996

                            FRC RACING PRODUCTS, INC.
                                  BALANCE SHEET

                                 MARCH 31, 1996

                                     ASSETS


CURRENT ASSETS

Accounts Receivable                                         $  194,676
Inventory                                                      441,705
                                                            ----------

   Total Current Assets                                        636,381


FIXED ASSETS

Property, Plant and Equipment                                2,987,261
Accumulated Depreciation                                      (152,561)
                                                            ----------

   Total Property, Plant and Equipment                       2,834,700


INTANGIBLE ASSETS

Organizational Expenses                                         84,386
Accumulated Amortization                                       (27,604)
                                                            ----------

   Total Intangible Assets                                      56,782


OTHER ASSETS

Prepaid Expenses                                                17,770
                                                            ----------

   TOTAL ASSETS                                             $3,545,633
                                                            ----------
                                                            ----------



                UNAUDITED - SEE ACCOMPANYING ACCOUNTANT'S REPORT

                            FRC RACING PRODUCTS, INC.
                                  BALANCE SHEET

                                 MARCH 31, 1996

                                   LIABILITIES


CURRENT LIABILITIES

Cash overdraft                                              $  384,367
Accounts Payable                                               506,455
Accrued Payable                                                 41,487
Accrued Payroll Taxes                                           50,590
Accrued Taxes                                                    9,798
Note Payable                                                   169,247
Current Portion of Long Term Debt                              104,070
                                                            ----------

   Total Current Liabilities                                 1,266,014


LONG TERM DEBT

Note Payable                                                 2,408,185
Less Current Portion                                          (104,070)
                                                            ----------

   Total Long Term Debt                                      2,304,115
                                                            ----------

   Total Liabilities                                         3,570,129
                                                            ----------


STOCKHOLDER'S EQUITY

Capital Stock                                                   34,900
Additional Paid in Capital                                   1,046,040
Retained Earnings                                              (37,144)
Total Income or (Loss)                                      (1,068,292)
                                                            ----------

   Total Stockholder's Equity                                   24,496
                                                            ----------

   Total Liabilities and Stockholder's Equity                3,545,633
                                                            ----------
                                                            ----------


                UNAUDITED - SEE ACCOMPANYING ACCOUNTANT'S REPORT

                            FRC RACING PRODUCTS, INC.
                               STATEMENT OF INCOME

                                 MARCH 31, 1996


Sales                                                      $   696,762

Cost of Sales                                                  809,962
                                                           -----------

   Gross Profit  (Loss)                                       (113,200)


Expenses:
   Selling Expenses                                            402,021
   General and Administration                                  403,438
   Depreciation                                                143,511
   Amortization                                                 13,302
                                                           -----------

   Total Expenses                                              962,272
                                                           -----------

Income before Provision for Income Taxes                    (1,075,472)

Provision for Income Taxes                                         -0-

Miscellaneous Income                                             7,180
                                                           -----------

Net Income                                                 $(1,068,292)
                                                           -----------
                                                           -----------




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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     As of March 31, 1996, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors, are a party to any material legal proceeding or litigation which would impact the operations of the Company.

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

     There was no stockholders' meeting held during the quarter ended March 31, 1996.

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