Form 10KSB40
period 1996-06-30
FRC RACING PRODUCTS INC
filed 1996-10-15
CIK 894500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[x ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended June 30, 1996
                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to
                                         --------    -----------

     Commission File No.  33-55254-17
                        --------------

                            FRC RACING PRODUCTS, INC.
                            -------------------------
              (Exact name of small business issuer in its charter)

     NEVADA                                                      87-0434298
-------------------------------                        ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

101 NORTH INDUSTRIAL PARKWAY
WEST UNION, IOWA                                       52175
----------------------------
(Address of principal executive offices)              (Zip code)

Issuer's telephone number, including area code (319) 422-6244

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes         [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [ x ]

State the issuer's revenues for the most recent fiscal year: $1,121,275.00.

As of July 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant as $178,312.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable dates.(1)

     CLASS                              OUTSTANDING AS OF JUNE 30, 1996
-----------------------                 -------------------------------
$.01 PAR VALUE CLASS A COMMON STOCK     12,652,060 SHARES




                       DOCUMENTS INCORPORATED BY REFERENCE

      Form 10-K filed during the fiscal year ending June 30, 1995 and all Forms 10-Q filed in the fiscal year 1996.

                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: No











----------
(1) The Board of Directors has recommended that the Company issue 200,000 shares of Preferred Stock. However, such issuance has not been approved by the shareholders.

                                     PART I
ITEM 1. BUSINESS.

     FRC Racing Products, Inc. (the "Company" and unless otherwise designated, including all subsidiaries) was originally incorporated in February, 1986, in the state of Utah under the name of Highland Mfg., Inc.
In December, 1993, the Company re-domiciled as a Nevada corporation. The Company was initially formed without any specific business plan other than to seek potential business opportunities for acquisition and was essentially inactive until 1995.

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

     Pursuant to the acquisition, the Company, located at 101 North Industrial Parkway, West Union, Iowa, engaged in the manufacture and distribution of specialty automotive components for the "short track" racing industry through a nationally distributed catalog. The Company also provided general metal fabrication services.

     The Company was unable to generate revenue or obtain sufficient financing or equity to fully implement its plan of operations. Consequently, the Company became delinquent with its trade vendors and lenders. Pressure from these creditors has forced the Company to curtail operations. It will be extraordinarily difficult for the Company to resume substantial operations in the same or similar line of business.

     The Company has approximately 30 full time employees, however, the Company intends to lay off additional employees until such time that its business can be reorganized. SEE: MANAGEMENT DISCUSSION AND ANALYSIS.

ITEM 2.   PROPERTIES.

     In May, 1995, the Company acquired a 63,000 square foot warehouse, office, and manufacturing facility at 101 North Industrial Parkway, West Union, Iowa. The building was constructed in 1995 and is 85% complete.

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

     b. $1,480,000 amortized for a period not to exceed 14 years, interest at 1.25% over prime adjusted quarterly; and

     c. $720,000 amortized for a period not to exceed 6 years, interest 1.25% over prime adjusted quarterly.

As of June 30, 1996, the outstanding principal balance is approximately $2.25 million. The Company has only drawn approximately $2.25 million of the $3 million Revolving Note.

     THE COMPANY IS IN DEFAULT ON THE REVOLVING NOTE AND THE LENDER HAS NOTIFIED THE COMPANY OF ITS INTENTION TO FORECLOSE. Without additional equity or financing, which is not imminent or expected, the Company will be unable to cure its defaults and will be forced to sell the properties or surrender them in foreclosure.

     There are also the following mechanic's liens on the Company's property:

     Hudson Construction Services  $1,472.00

     Joe Lensing, d/b/a Joe's Construction$9,285.80

     Lester Timp                   $1,984.04

All mechanic's liens were recorded in March, 1995. The Company disputes these claims and no payment has been made toward these claimed obligations.

     The Company believes that the property is adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS.

     Litigation has been commenced, or threatened, by various trade vendors. A negative result, which is predicted, will materially and substantially effect the Company's ability to reorganize.

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

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's common stock is traded infrequently on the over-the-counter market.

     As of June 30, 1996, there were 789 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

     PERIOD                   HIGH      LOW

     4/1/95-                  $8.00     $7.75
     6/30/95

     7/1/95-                  $8.75     $1.25
     9/30/95

     10/1/95-                 $4.25     $0.75
     12/31/95

     1/1/96-                  $1.75     $0.50
     3/31/96

     4/1/96-                  $1.50     $0.75
     6/30/96

     7/1/96-                  $0.30     $0.15
     9/20/96

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

BUSINESS

     The Company was unable to generate revenue or obtain sufficient financing or equity to fully implement its plan of operations. Consequently, the Company became delinquent with its trade vendors and lenders. Pressure from theses creditors has forced the Company to curtail operations. It will be extraordinarily difficult for the Company to resume substantial operations.

RESTRUCTURING

     The Company is currently negotiating with creditors in an attempt to restructure its debt. To date, no party has proposed a plan of reorganization and management is of the opinion that a feasible plan not obtainable.

BANKRUPTCY OR LIQUIDATION

     If the Company is not able to restructure its debt, which it does not believe it can, it will be forced to seek protection under the United States Bankruptcy Code or sell its assets. The Company believes that such bankruptcy or liquidation will be limited to its wholly owned subsidiary. However, no assurance can be given that the parent company (FRC Nevada) will have no liability for the subsidiary's (FRC Iowa) debts.

REORGANIZATION

     If, and no assurance can be given that it can, FRC Nevada is found not to be liable for the debts of its subsidiary, it plans to attempt to merge with another operating company or raise capital sufficient to acquire an operating company.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                MARK SHELLEY CPA
                               110 S. Mesa Dr. #1
                               Mesa, Arizona 85210
                                  (602)833-4054

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of FRC Racing Products, Inc.

     I have audited the accompanying balance sheet of FRC Racing Products, Inc. as of June 30, 1996 and 1995, and the related statements of stockholders' equity, operations and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit. I did not audit the year prior to the year ended June 30, 1995. That year was audited by other auditors.

     I have conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well by management, as well as evaluating the overall financial statements presentation. I believe that the audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above presently fairly, in all material aspects, the financial position of FRC Racing Products, Inc. as of June 30, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. It is management's opinion that sufficient working capital can be raised from various sources to provide for the on-going operation and development of the Company and allow it to develop an effective marking plan to achieve market penetration, provide for continuing research and development, allow for growth to a profitable status and acquire additional companies in related industries. However, no assurance can be made that the necessary funding will in fact be achieved or the needed sales can be achieved. As of the report date the Company current liabilities exceed its current assets. The Company's current financial situation raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include all of the adjustments that might result from the outcome of this uncertainty.
                                       Mark Shelley CPA
September 10, 1996

                            FRC RACING PRODUCTS, INC.
                                  Balance Sheet
                          as of June 30, 1996 and 1995

                                     ASSETS

                                            6/30/96          6/30/95

          Cash                                     0           77,378
          Receivables                        156,959            9,780
          Inventory                          348,184          142,908
          Prepaid Expenses                         0            2,546
                                           ---------        ---------
               Total Current Assets          505,143          232,612
                                           ---------        ---------

          Property, Plant and Equipment    2,662,288          995,234
          Patterns, Organization Costs,
             Trade Name                      214,526          271,733
          Deposits                             7,899                0
          Prepaid Advertising                500,000                0
                                           ---------        ---------
               Total Assets                3,889,856        1,499,579
                                           =========        =========

                                   LIABILITIES

          Accounts Payable                   647,903          135,979
          Accrued Payroll and Taxes           38,045                0
          Accrued Interest on Bank Loan       31,832           11,795
          Notes Payable-Stockholder           25,000           35,422
          Current Portion of Long Term Debt   73,152                0
                                            --------          -------
               Total Current Liabilities     815,932          183,196
                                            ========          =======

          Bank Mortgage Loan                2,151,712         600,000
          Equipment Loans                     207,751
          Other Loans                         187,613
               Total Liabilities            3,363,008         783,196
                                            =========         =======

                              STOCKHOLDERS' EQUITY

          Preferred Stock
             200,000 shares issued at $.001      2000
             par onvertible to common
             1 to 1
          Common Stock, 100,000,000 shares
             authorized, 12,652,060 and
             9,900,000 shares outstanding,
             par $.001                          12,653          9,900
          Paid in Capital                    2,157,221        743,627
          Retained Earnings (Loss)          (1,643,226)       (37,144)
                                            ----------        -------
             Total Stockholders' Equity        526,848        716,383
             Total Liabilities and
                     Stockholders' Equity    3,889,856      1,499,579
                                            ==========      =========
        The accompanying notes are an integral part of these statements.

                              FRC RACING PRODUCTS, INC.
                          Statement of Stockholders' Equity
                       for the three years ended June 30, 1996

                              Preferred Stock      Common Stock     Paid in       Retained     Total
                              Shares   Amount      Shares   Amount  Capital      Earnings     Equity

Balance June 30, 1993               0       0      1,000,000  1,000     1,000       (2,000)           0
Retained Earnings (Loss)                                                                 0
                              -------     ---     ---------- ------ ---------    ---------    ---------
Balance, June 30, 1994              0       0      1,000,000  1,000     1,000       (2,000)           0

  Sale of Stock                                    8,900,000  8,900   625,379                   634,279

  Donated Capital                                                     117,248                   117,248

  Retained Earnings (Loss)                                                         (35,144)     (35,144)
                              -------     ---     ---------- ------ ---------    ---------    ---------
Balance June 30, 1995               0       0      9,900,000  9,900   743,627      (37,144)     716,383

  Stock Issued for Previous
  Work                                               150,000    150      (150)                        0
  Conversion of Debt to
  Equity                                           1,768,560  1,769   248,231                   250,000
  Stock Issued for
  Consulting                                         573,500    574                                 574
  Stock Sale                                          50,000     50    24,950                    25,000
  Stock Sale                                         100,000    100    49,900                    50,000
  Stock Sale                                          10,000     10     8,690                     8,700
  Preferred Stock Sale        200,000     200                         199,800                   200,000
  Stock Issued for
  Advertising                                        100,000    100   499,900                   500,000
  Donated Capital                                                     382,273                   382,273

  Retained Earnings                                                             (1,606,082)  (1,606,082)
  (Loss)                      -------     ---     ---------- ------ ---------    ---------    ---------

Balance June 30, 1996         200,000     200     12,652,060 12,653 2,157,221   (1,643,226)     526,848
                              =======     ===     ========== ====== =========    =========    =========

The accompanying notes are an integral part of these statements.

                            FRC RACING PRODUCTS, INC.
                             Statement of Operations
                for the years ended June 30, 1996, 1995 and 1994


                           06/30/96          06/30/95           06/30/94

Sales and Revenues
     Sales                1,116,394
     Discounts               (2,851)
     Other Income             7,732

     Total                1,121,275

Costs of Goods Sold       1,532,620
                         ----------          ---------          ---------
     Gross Profit          (411,345)         ---------          ---------

Expenses
     Selling Expenses       502,921                  0                  0
     General and
         Administrative     691,816             36,230                  0

     Total Expenses       1,194,737             36,230                  0
                         ----------          ---------          ---------
     Net Income          (1,606,082)           (32,230)                 0
                         ==========          ==========         =========
Earnings (Loss) per
     Common Share             (0.15)             (0.01)              0.00
                         ----------          ---------          ---------
Weighted Average Number  10,666,477          3,121,370          1,000,000
     of Shares

Fully Diluted (Loss)
     per Share                (0.13)
                         ----------
Fully Diluted Number
     of Shares           12,666,477
                         ----------

The accompanying notes are an integral part of these statements.

                            FRC RACING PRODUCTS, INC.
                             Statement of Cash Flow
             for the three years ended June 30, 1996, 1995 and 1994

                                06/30/96        06/30/95       06/30/94
Cash Provided by Operations
     Net Loss                  (1,606,082)         (35,144)

     Depreciation Expense         108,911           12,050
     Amortization Expense          57,207           14,302
     Change in Receivables       (147,179)          (9,780)
     Prepaid Expenses               2,546           (2,546)
     Increase in Inventory       (205,276)        (142,908)
     Increase in Payables         570,006          147,774
     Deposits                      (7,899)
     Organization Costs                            (88,680)
                                                ----------         -
     Cash Provided by
        Operations             (1,227,766)        (104,932)        0
                                ---------       ----------         -
     Cash Used for Investing
        Purchase of Property   (1,775,965)      (1,007,284)
        and Equipment
        Purchase of CAD                           (160,955)
        Patterns
        Trade Name                                 (36,400)
        Development             ---------       ----------         -

     Total Cash Invested       (1,775,965)      (1,204,639)
                                ---------        ---------         -
Cash Provided by Financing

        Stock Sales               534,274          634,279
        Donated Capital           382,273          117,248
        Bank Financing          1,575,000          600,000
        Equipment Financing       257,615           35,422
        Other Loans               177,191                0

                                2,926,353        1,386,949         0
                                ---------        ---------         -
Cash Difference                   (77,378)          77,378

Beginning Cash Balance             77,378                0
                                                                   -
Ending Cash Balance                     0           77,378         0
                                =========        =========         =

The accompanying notes are an integral part of these statements.

                            FRC RACING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Business History and Organization

     FRC Racing Products, Inc., (the Company), was originally incorporated in February 1986, in the State of Utah under the name Highland MFG., Inc., In December 1993, the Company redomiciled as a Nevada corporation. The Company initially was formed without any specific business plan other than to seek potential business opportunities for acquisition and was essentially inactive until 1995.

     On April 4, 1995, the Company entered into a Stock Exchange Agreement whereby it issued 8,9000,000 shares of its Common Stock (representing a controlling interest in the Company) in exchange for all of the outstanding shares of capital stock of FRC Racing Products, Inc., an Iowa corporation. Immediately following, the Company changed its name (Highland MFG., Inc.) to FRC Racing Products, Inc. The merger transaction resulted in FRC Racing Products, Inc. (Iowa) becoming a wholly-owned subsidiary of the successor FRC Racing Products, Inc. FRC Racing Products, Inc. (Iowa) was incorporated on October 17, 1994, to manufacture, distribute and retain automotive chassis, part and related supplies. As of April 4, 1995 the Company had not commenced operations of its intended business and, as a result, had no operational history. The transaction was a reverse acquisition whereby the stockholders of FRC Racing Products, Inc. become the controlling stockholders of the Company. This acquisition was recorded at the historical cost of the acquired company.

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

     REVENUE  RECOGNITION

     Revenue from sales is recognized when an order is made and the finished product is shipped. For the year ended June 30, 1995, the Company had no sales.

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

Note 3.     Property and Equipment

     Below is a summary of the Property, Plant and Equipment.

Land, 5 acres                                        37,500
Building and Improvements     40 years            1,465,353
Franklin Building             --------              115,000
Machinery and Equipment       12 years              938,359
Jigs                          12 years               92,483
Office Equipment             3-7 years               65,136
Vehicles                       5 years               69,418
                                                 ----------
Total                                             2,783,249
Accumulated Depreciation                            120,961
                                                 ----------
Net Amount                                        2,662,288
                                                 ==========

Note 4.     CAD Patterns, Catalogue

     Below is a schedule of costs capitalized. These are amortized over their estimated useful lives which is 5 years. All assets set up represent actual expenditures made by the Company.

Catalogue                               66,500
Trade Show Booths and Set up            20,100
Purchased Customer Mailing Lists        12,200
Company Promotional Video                8,300
CAD Software Patterns                   53,855
                                       -------
Total                                  160,955
Accumulated Amortization                40,239
                                       -------
Net Catalogue, CAD Patterns            120,716
                                       -------

Note 5.     Organizational Costs and Trade Name Development.

     The organizational costs and trade name development costs are capitalized and amortized over 5 years. All amounts represent actual expenditures. Amortization is for April through June of 1995.

     Organizational Costs          88,680
     Accumulated Amortization      22,170
                                   ------
     Net Organizational Costs      66,510
                                   ------

     Trade Name Development        36,400
     Accumulated Amortization       9,100
                                   ------
     Net Trade Name Development    27,300
                                   ------
     Grand Total Net Patterns,
     Organization Costs and Trade
     Name                         214,526
                                  =======

Note 6.     Bank Debt.

     The Company purchased its present building from the West Union Development Corp. for $500,000 in April 1995. The Farmers Savings Bank of West Union Iowa in conjunction with two other Iowa banks financed the purchase and improvements of this property. This loan is interest only until September 1996, at which time interest and principle will begin. The amortization of the loan is for 30 years. The building, improvements and all personal property of the company is the collateral for the loan.

     Building            New York Prime  + 1.25%     $2,175,000
                         6/30/96      9.5%
     Accrued interest                                    31,832
                                                     ----------
     Total Bank Debt                                 $2,206,832
                                                     ==========

Note 7.     Related Party Transactions.

     The Company purchases OEM sub components from a company owned by a director. A director has loaned the Company funds prior to the obtaining of the bank loan. Two officers and directors have $1,000,000 of life insurance with the bank as the beneficiary as a requirement for the bank loan. Two directors have personally guaranteed the bank loan.

Note 8.     Letter of Intent.

     On June 29, 1996, the Company signed a letter of intent with X-L Specialized Trailers, Inc. of Oelwein, Iowa. This transaction has not been consummated as of the report date. Management feels that this purchase will not happen at this time.

Note 9.     Donated Capital

     As part of the economic development program of Fayette County the Company was given funds to refurbish their building. These funds were paid to subcontractors to improve the building and are listed on the depreciation schedule with the building. These funds were booked as Property, Plant and Equipment and Paid in Capital on the Balance Sheet.


     Donated Capital 6/30/95       117,248
     Donated Capital 6/30/96       382,273

     Total Donated Capital         499,521
                                   =======
Note 10.     Leases.

     In December 1995, the Company purchased two pieces of equipment on lease. These operating leases require a payment of $4,168 per month. Payments required on this for the next five years is as follows:

                    Year 1              29,173
                    Year 2              50,011
 .                   Year 3              50,011
                    Year 4              50,011
                    Year 5              20,838

Note 11.     Selected Expenses.

     The Company had the following expenses for the year ended 6/30/96.

     Interest Expense                    193,176
     Depreciation Expense                108,911
     Amortization Expense                 57,207
     Advertising and Marketing Expenses   27,607

Note 12.  Significant Non Cash Transactions.

     During the fiscal year 6/30/96, the Company issued stock for consulting at 573,500 shares of common stock and purchased advertising for 100,000 shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Coopers & Lybrand L.L.P. resigned in June, 1996. Management of the Company has subsequently engaged Mark Shelly, CPA, 110 South Mesa Drive, #1, Mesa Arizona 85210 (see attached audited financial statements) as of June 1, 1996. Coopers & Lybrand recommended to the Company that it employ a controller with SEC experience.

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

  NAME                AGE      POSITION          TERM PERIOD SERVED

  Brent A. Johnson    36       Director, CEO     4/4/95 to present
  Blaine J. Blessing  35       Director,         4/4/95 to present
  Bernard Pattison             Director          1996 to present
  John P. Shaw        32       Director, President,
                               CFO, and COO      5/1/96 to 8/1/96

     BRENT JOHNSON. Mr. Johnson currently holds several business interests in the medical and service industries. His company, Main Street Ventures Holdings, has an interest in developing small businesses with the assistance of Main Street's managerial and financial resources. Mr. Johnson is expected to bring financial planing and strategies to the Company.

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

     JOHN SHAW. Mr. Shaw is President of the Company and serves a dual role as Chief Financial Officer and Chief Operating Officer at FRC. He is a graduate of the University of Iowa MBA program and has expertise in corporate finance, business management, and strategic planning. Mr. Shaw has worked in the investment banking and retail industries, and has over ten years of management experience at companies including Walgreens and Metropolitan Life.

ITEM 10.     EXECUTIVE COMPENSATION.

     The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf in the investigation of business opportunities. Except for John Shaw, who has resigned, no cash remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understanding with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company may be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities or that the Company's business will require the employment of a management staff.

     The Company's management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others, sales of insiders' stock positions in whole or in part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates or current shareholders.

     The following sets forth Executive Compensation:

NAME                    YEAR  SALARY   BONUS($)   OTHER         RESTRICTED     SECURITIES    LTIP     OTHER
AND                           ($)                 ANNUAL        STOCK          UNDERLYING    PAYOUT
PRINCIPAL                                         COMP.($)      AWARDS($)      OPTIONS/SAR
POSITION

BRENT                   1994   0
JOHNSON -
CEO/DIRECTOR            1995   0
                        1996   0
BLAINE                  1994
BLESINGS,
DIR.                    1995
                        1996
JOHN                    1994   N/A     N/A
SHAW,
COO                     1995   N/A     N/A
                        1996   42,000  0                       *5,OOO                                    * *2%
                                                               SHARES A                                  CAPITAL
                                                               MONTH                                     RAISED

* Since these shares are restricted and there is no readily available market, the fair market value is difficult to determine. However, the management of the Company estimates that the current fair market value of the shares are $.50 per share. As of June 30, 1996, John Shaw owns 110,000 restricted shares. The Company does not anticipate paying dividends on any restricted shares in the foreseeable future.

** No amounts were paid pursuant to this bonus prior to Shaw's resignation.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of Shares by each person known by the Companies to own five percent or more of the outstanding Shares, by each of the directors and by the officers and directors as a group, after June 30, 1996.

                 Name and Address          Amount of
TITLE OF CLASS   OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP   % OF CLASS
--------------   -------------------       --------------------   ----------
Common Stock     Brent Johnson (1)         1,293,560              10.2%
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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company. However, Brent Johnson, the Company's principal shareholder, had made an undertaking, although no assurances can be made that these loans will continue and it is anticipated that they will not continue, to make loans to the Company in amounts sufficient to enable it to satisfy its vital obligations. The loans are interest bearing and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide the payment of filing fees, professional fees, printing and copying fees and other on-going operating expenses.

     In addition, the Company has had the following transactions:

     a. Effective April 4, 1995, the Company entered into a Stock Exchange Agreement whereby the Company issued 4,450,000 to Brent Johnson and Blaine Blessing, respectively, in exchange for all the outstanding common shares of FRC Racing Products, Inc. (Iowa).

     b. Effective April 6, 1995, the Company issued 200,000 common shares to Brent Johnson and Blaine Blessing, respectively, in consideration for certain organization and founding efforts by Johnson and Blessing.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
     Financial Statements - June 30, 1995 and 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRC RACING PRODUCTS, INC.


Dated:     9/30/96                  By:       /s/ Brent Johnson
      -------------------              ----------------------------------

                                       Its: Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                       FRC RACING PRODUCTS, INC.


Dated:     9/30/96                  By:       /s/ Blaine Blessing
     ---------------------             -----------------------------------

                                       Its: Director