Form 10QSB
period 1999-12-31
FRC RACING PRODUCTS INC
filed 2001-02-14
CIK 894500

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                            FRC RACING PRODUCTS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                       COMMISSION FILE NUMBER: 33-55254-17

                     NEVADA                             87-0434298

        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

  15004 KELLER LAKE DRIVE, BURNSVILLE, MINNESOTA          55337

     (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)           (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (612) 812-3390

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

Indicated by check mark whether the issuer (1) filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days. Yes [ ] No [X].

Number of shares outstanding of Issuer's common stock, $.01 par value per share, as of December 31, 1999: approximately 12,650,060.00.

                            FRC RACING PRODUCTS, INC.

                                   FORM 10-QSB

                                     PART I

a. Untimely Nature of this Filing. FRC Racing Products, Inc. (the "Company") has failed to file this report within the time periods required by the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In an effort to comply with these requirements, the Company is filing all required reports for the time period ending December 31, 1999 through December 31, 2000 on the same date that this report is filed. It should be noted, however, that information contained herein is current as of the period for which this report was intended to cover as if it had been timely filed.

b. Forward Looking Statements. Information provided in this annual report may contain "forward-looking" information. These cautionary statements are made with the objective of obtaining the benefits of safe harbor provisions of applicable legislation. FRC Racing Products, Inc. (the "Company") cautions investors that any forward looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward looking statements as a result of various factors.

ITEM 1.  FINANCIAL STATEMENTS

                               SHELLEY INTL., CPA
                                443 E. 10TH AVE.
                                 MESA, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/
Review Committee

FRC Racing Products, Inc.

         I have reviewed the accompanying balance sheets of FRC Racing Products, Inc. as of December 31, 1999 and June 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the three months and six months ended December 31, 1999 and 1998. All information included in these financial statements is the representation of the company's management.

         A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

         The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


                                                     Shelley Intl., CPA



January 22, 2001
Mesa, AZ

                           FRC RACING PRODUCTS, INC.


                                 Balance Sheet

                   as of December 31, 1999 and June 30, 1999


                                     ASSETS



                                               December 31,             June 30,
                                                   1999                   1999

CURRENT ASSETS

        Cash                                                  0                      0
                                           ---------------------  ---------------------

        Total Current Assets                                  0                      0
                                           ---------------------  ---------------------

OTHER ASSETS                                                  0                      0
                                           ---------------------  ---------------------

        Total Other Assets                                    0                      0
                                           ---------------------  ---------------------

TOTAL ASSETS                                                  0                      0
                                           =====================  =====================



The accompanying notes are an integral part of these statements
See accountant's review report

                           FRC RACING PRODUCTS, INC.


                                 Balance Sheet


                   as of December 31, 1999 and June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              December 31,               June 30,
                                                                  1999                     1999

LIABILITIES
         Current Liabilities                                                   0                      0
                                                         ------------------------  ---------------------

         Total Current Assets                                                  0                      0
                                                         ------------------------  ---------------------

STOCKHOLDERS' EQUITY

         Preferred Stock, authorized
         200,000 shares, none issued and
         outstanding, par value $0.001

         Common Stock, authorized 100,000,000
         shares of stock, issued and outstanding
         12,652,060 shares
         shares for December 31, 1999, and
         June 30, 1999, par value $0.001                                  12,653                 12,653

         Additional Paid In Capital                                    2,157,421              2,157,421

         Retained Earnings (Loss)                                     (2,170,074)            (2,170,074)
                                                         ------------------------  ---------------------

         Total Stockholders' Equity                                            0                      0
                                                         ------------------------  ---------------------

TOTAL LIABILITIES AND
         STOCKHOLDERS EQUITY                                                   0                      0
                                                         ========================  =====================


The accompanying notes are an integral part of these statements
See accountant's review report

                           FRC RACING PRODUCTS, INC.
                            Statement of Operations
      for the three months and six months ended December 31, 1999 and 1998



                                              3 mths ended          3 mths ended          6 mths ended          6 mths ended
                                                12/31/99              12/31/98              12/31/99              12/31/98

Revenue

Sales                                                        0                     0                     0                     0
                                           --------------------  --------------------  --------------------  --------------------

Total Revenue                                                0                     0                     0                     0
                                           --------------------  --------------------  --------------------  --------------------


OPERATING EXPENSES

Legal & Accounting                                           0                     0                     0                     0
Consulting                                                   0                     0                     0                     0
General and Administrative                                   0                     0                     0                     0
Loss on Investment                                           0                     0                     0                     0
                                           --------------------  --------------------  --------------------  --------------------
                                                                                                         0
Total Operating Expenses                                     0                     0                     0                     0
                                           --------------------  --------------------  --------------------  --------------------

Operating Income (Loss)                                      0                     0

Provision for Income Taxes                                   0                     0                     0                     0
                                           --------------------  --------------------  --------------------  --------------------

Net Income (Loss)                                            0                     0                     0                     0
                                           ====================  ====================  ====================  ====================


Primary and Diluted
Earnings (Loss) per Share                           a                     a                     a                     a
                                           --------------------  --------------------  --------------------  --------------------

Weighted Average Number of
Common Shares Outstanding                           12,652,060            12,652,060            12,652,060            12,652,060
                                           --------------------  --------------------  --------------------  --------------------

a: less than $0.01


The accompanying notes are an integral part of these statements
See accountant's review report

                           FRC RACING PRODUCTS, INC.
                        Statement of Stockholders' Equity
                    from June 30, 1996 to December 31, 2000


                                    Preferred Stock              Common Stock            Paid in       Accumulated         Total
                                   Shares      Amount        Shares         Amount       Capital         Deficit       Stockholders'
                                                                                                                           Equity
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1996               200,000         200      12,652,060       12,653      2,157,221      (1,643,226)       526,848

Retirement of shares                (200,000)       (200)                                        200                              -

Retained Earnings (Deficit)                                                                                 (526,848)      (526,848)
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1997                     0           0      12,652,060       12,653      2,157,421      (2,170,074)             -

Retained Earnings (Deficit)                                                                                        -              -
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                        12,652,060       12,653      2,157,421      (2,170,074)             -

Retained Earnings (Deficit)                                                                                        -              -
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1999                                        12,652,060       12,653      2,157,421      (2,170,074)             -

Sale of Shares                                                87,000,000       87,000        (69,000)                        18,000
Retained Earnings (Deficit)                                                                                  (18,000)       (18,000)
                                ----------------------------------------------------------------------------------------------------

Balance June 30, 2000                                         99,652,060       99,653      2,088,421      (2,188,074)             -
                                ----------------------------------------------------------------------------------------------------

Retained Earnings (Deficit)                                                                                        0
                                ----------------------------------------------------------------------------------------------------

Balance December 31, 2000                                     99,652,060       99,653      2,088,421      (2,188,074)             -
                                ====================================================================================================



The accompanying notes are an integral part of these statements
See accountant's review report

                           FRC RACING PRODUCTS, INC.
                             Statement of Cash Flow
              for the six months ended December 31, 1999 and 1998



                                                   6 mths ended          6 mths ended
                                                     12/31/99              12/31/98

                                                --------------------  -------------------
Cash from Operations

Net Loss                                                          0                    0

Loss on Investment
Change in Accounts Payable                                        0                    0
                                                --------------------  -------------------

Cash Provided by Operations                                       0                    0
                                                --------------------  -------------------

Cash Used in Investments                                          0                    0
                                                --------------------  -------------------

Cash from Financing
Sale of Stock                                                     0                    0
                                                --------------------  -------------------

Total Cash Provided by Financing                                  0                    0
                                                --------------------  -------------------

Net Change in Cash                                                0                    0

Beginning Cash                                                    0                    0
                                                --------------------  -------------------

Ending Cash                                                       0                    0
                                                ====================  ===================


The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.  GENERAL ORGANIZATION AND BUSINESS

FRC Racing Products, Inc. (the Company), was originally incorporated in February 1986, in the State of Utah under the name Highland MFG., Inc. In December 1993, the Company redomiciled as a Nevada corporation. The Company had no operations until 1995.

On April 4, 1995, the Company entered into a Stock Exchange Agreement whereby it issued 8,900,000 shares of its common stock (representing controlling interest in the Company) in exchange for all of the outstanding shares of capital stock of FRC Racing Products, Inc., an Iowa corporation. Immediately following, the Company changed its name from Highland MFG., Inc. to FRC Racing Products, Inc. The merger transaction resulted in FRC Racing Products, Inc. (Iowa) becoming a wholly owned subsidiary of the successor FRC Racing Products, Inc. (Nevada). The Iowa company was incorporated on October 17, 1994, to manufacture and distribute automotive chassis, parts and related supplies. As of April 4, 1995 the Iowa company had not commenced operations of its intended business and, as a result, had no operational history. The transaction was a reverse acquisition whereby the stockholders of FRC Racing Products, Inc (Iowa) became the controlling stockholders of FRC Racing Products, Inc. (Nevada). This acquisition was recorded at the historical cost of the acquired Iowa company.

The parent Nevada company had no operations. All operations were within the Iowa wholly owned subsidiary. The Iowa subsidiary began operations in the last quarter of fiscal year ended June 30, 1995. Sales however did not begin until the first quarter of the next year. Sales were inadequate to handle the mounting operational expenses of a manufacturing company and the Iowa company closed its doors shortly after fiscal year ended June 30, 1996. During its operational period the Iowa subsidiary borrowed funds from three banks in Iowa to purchase land, building and refurbish the building. The parent company as well as the officers then guaranteed the $3,000,000 bank loan. These banks foreclosed on the Iowa company in April 1997. All of the assets were sold at a sheriff's foreclosure sale and the funds distributed to the creditors and the banks. The Banks also received a judgment against the parent company for the remainder of the outstanding loan balance. A company officer counter sued the banks and received a release from the loan guarantees for the officers, and the parent company as of May 2000.


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets and no debt as of June 30, 2000. The relevant accounting policies and procedures are listed below.

Accounting Basis

The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (adjusted for certain dividends when paid) by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) (adjusted for certain dividends and certain interest when expensed) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Wholly Owned Subsidiary-Equity Method

Due to the demise of the wholly owned subsidiary. Its numbers are accounted for on the equity method and shown as a single line item on the balance sheet and income statement in the periods applicable.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate which would supply the needed cash flow.

NOTE 4.  STOCKHOLDERS' EQUITY

Preferred Stock

During fiscal year June 30, 1996 the Company authorized 200,000 shares of preferred stock to be given to the current officers. This transaction was rescinded in the fall of 1996. Currently no preferred stock is outstanding. The Company does not anticipate the utilization of preferred stock in the near future.

Common Stock

During the year ended June 30, 1996 the parent company FRC Racing Products, Inc.
(NV) used its common stock to purchase goods and services for its Iowa subsidiary. The Company also sold stock and invested 100% of the funds received in the Iowa subsidiary. A total of $1,970,074 was raised for the Iowa subsidiary selling 2,752,060 shares of common stock.

During the fiscal year ended June 30, 2000 the Company, sold stock for $18,000 in exchange for 87,000,000 shares of common stock.

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company currently neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Minnesota. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 6.  PROVISION FOR INCOME TAXES

As of June 30, 2000 the Company had a federal net operating loss carryforward
(NOL) of $2,188,074. Nevada has no state corporate income taxes. This federal NOL in the future could be utilized to cover taxable operating income of the same amount, thus creating a future net tax benefit of $328,211 at the minimum federal corporate tax rate of 15%. Because of the non-operational nature of the Company at present, there is substantial doubt as to the Company's ability to fully utilize this tax benefit. Therefore, the Company has established a valuation account which in effect, negates the tax benefit.

            Net change in Deferred Tax Benefit                            328,211

            Current Taxes Payable                                               0
                                                                      -----------

            Provision for Income Taxes before
            valuation account                                             328,211

            Valuation account                                            (328,211)
                                                                      -----------

            Net Provision for Income Taxes                                      0
                                                                      -----------


The federal NOL is due to expire 15 years from the date of its creation. The chart below shows the year of creation, the amount of each year's NOL and the year of expiration if not utilized.


                  Year Created                          Amount            Year to Expire
                  ------------                          ------            --------------
                  1993                                       0                      2008
                  1994                                   2,000                      2009
                  1995                                  35,144                      2010
                  1996                               1,606,082                      2011
                  1997                                 526,848                      2012
                  1998                                       0                      2013
                  1999                                       0                      2014
                  2000                                  18,000                      2015
                                                     ---------

                  Total NOL Carryforward             2,188,074
                                                     ---------

NOTE 7.  REVENUE AND EXPENSES

The Company currently has no operations and no revenue.

NOTE 8.  SUBSEQUENT EVENTS

         In the fall of 2000 the shareholders approved a name change to Results Technology Group, Corp. and also a 22 to 1 reverse stock split. This is all to happen sometime in the first quarter of calendar year 2001. Neither of these items has occurred as of the report date. The statements herein do not reflect the effect of the reverse stock split. The reverse stock split would have the effect of reducing the outstanding common stock shares from 99,652,060 shares to approximately 4,529,639 shares.

ITEM 2.  PLAN OF OPERATION

The Company currently has no operations, assets or employees. The Company, operating through one or more of its primary shareholders, may investigate potential business ventures that, in the opinion of such parties, may provide a source of eventual profit to the Company. This involvement may take many forms, such as the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

As an unfunded venture, the Company will be extremely limited in its attempts to locate potential business situations for investigation. Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another. The Company is unable to predict at this time the costs of locating a suitable business opportunity.

The Company may chose to enter into a venture involving the acquisition of, or merger with, a company which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination. In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others.

It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. In addition to the severe limitations placed upon the Company by virtue of its unfunded status, the Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, certified financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects that do not have the requisite certified financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. As the Company is limited in its resources, it can fairly be said that all of the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to, and to engage in, business opportunities. Due to its lack of funds, the Company may not be in a position to compete with larger and more experienced entities for business opportunities that are low-risk.

PART II.  OTHER INFORMATION

ITEM.  1  LEGAL PROCEEDINGS

         A. OUTSTANDING JUDGMENT. In September of 1995, the Company guaranteed the repayment of a $3,000,000 line of credit from Farmers Savings Bank in West Union, Iowa (the "Bank Loan") on behalf of the Company's wholly owned subsidiary, FRC Racing Products, Inc., an Iowa corporation ("FRC Iowa"). FRC Iowa was unable to generate revenue or obtain sufficient additional financing or equity to fully implement its plan of operations. Consequently, FRC Iowa became delinquent with its trade vendors and lenders. Pressure from these creditors forced FRC Iowa to curtail operations and to subsequently default on the Bank Loan. In April of 1996, Farmers Saving Bank (and two other participating banks--Union Planters Bank of Waterloo, Iowa and First National Bank of West Union Iowa--the "Banks") obtained default judgments against the Company and FRC Iowa in the approximate amount of $2,300,000 (the "Bank Judgment"). In order to partially satisfy the Bank Judgment, the Banks seized and sold all or substantially all of the assets of FRC Iowa and/or the Company through a sheriff's foreclosure sale. As of the period covered by this report, the Company remained liable for the majority of the balance remaining under the Bank Judgment. To the best of its knowledge, the Company is not aware of any liability for any of FRC Iowa's other outstanding obligations.

         B. ADMINISTRATIVE DISSOLUTION OF FRC IOWA. On September 13, 1996, FRC Iowa was administratively dissolved by the Iowa Secretary of State for failure to file its annual corporate reports. Iowa law provides that a corporation must apply to the Secretary of State for reinstatement within two years after the effective date of dissolution. As FRC Iowa has failed to apply for reinstatement within this period, its corporate existence permanently ceased on September 14, 1998. Under such circumstances, Iowa law provides that its assets, if any, should be distributed to creditors and then to shareholders. It is the belief of the Company that FRC Iowa has no assets for distribution.

As of the date of this filing, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors, is a party to any other material legal proceeding or litigation. Further, such parties are not aware of any anticipated governmental proceedings against the Company.

ITEM 2.  CHANGES IN SECURITIES

a. Changes in Securities. There have been no material modifications to the instruments defining the rights of the holders of any class of registered securities; nor have the rights evidenced by any class of registered securities been materially limited or qualified by the issuance or modification of any other class of securities.

b. Recent Sales of Unregistered Securities. There have been no recent sales of unregistered securities by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

This response relates to senior securities of the Company. With respect to these, the Company was not aware of any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding 5 percent of the total assets of the Company. Nor are there any material arrearages in the payment of dividends or any other material delinquency not cured within 30 days.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

     (a) Exhibits - 3.1  Articles of Incorporation.

                    3.2  Restated Articles of Incorporation.

                    3.3  Bylaws.

     (b) None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2000                FRC RACING PRODUCTS, INC.

                                        By:

                                        /s/ Todd A. Duckson
                                        ----------------------------------------
                                        Todd A. Duckson, Chief Executive Officer
                                        and Chief Financial Officer

        In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


Dated: December 12, 2000                By:

                                        /s/ Todd A. Duckson
                                        ----------------------------------------
                                        Todd A. Duckson, Chief Executive Officer
                                        and Chief Financial Officer