Form 10QSB
period 2000-03-31
FRC RACING PRODUCTS INC
filed 2001-02-14
CIK 894500

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                            FRC RACING PRODUCTS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                       COMMISSION FILE NUMBER: 33-55254-17

             NEVADA                                      87-0434298

(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

2100 METROPOLITAN CENTRE, MINNEAPOLIS, MINNESOTA           55402

   (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)              (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (612) 317-9745

              15004 KELLER LAKE DRIVE, BURNSVILLE, MINNESOTA, 55337

                 (FORMER ADDRESS, IF CHANGED SINCE LAST REPORT.)

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

Number of shares outstanding of Issuer's common stock, $.01 par value per share, as of March 30, 2000: approximately 99,650,060.

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

ITEM 1.  FINANCIAL STATEMENTS

                               SHELLEY INTL., CPA
                                443 E. 10TH AVE.
                                 MESA, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/
Review Committee

FRC Racing Products, Inc.

         I have reviewed the accompanying balance sheets of FRC Racing Products, Inc. as of March 31, 2000 and June 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the three months and nine months ended March 31, 2000 and 1999. All information included in these financial statements is the representation of the company's management.

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


                                                     Shelley Intl., CPA



January 22, 2001
Mesa, AZ

                           FRC RACING PRODUCTS, INC.


                                 Balance Sheet

                     as of March 31, 2000 and June 30, 1999

                                     ASSETS


                                               March 31,           June 30,
                                                  2000               1999
CURRENT ASSETS
        Cash                                              0                  0
                                           ----------------   ----------------

        Total Current Assets                              0                  0
                                           ----------------   ----------------

OTHER ASSETS                                              0                  0
                                           ----------------   ----------------

        Total Other Assets                                0                  0
                                           ----------------   ----------------

TOTAL ASSETS                                              0                  0
                                           ================   ================


The accompanying notes are an integral part of these statements
See accountant's review report

                           FRC RACING PRODUCTS, INC.


                                 Balance Sheet


                     as of March 31, 2000 and June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             March 31,          June 30,
                                                               2000               1999
LIABILITIES
         Current Liabilities                                           0               0
                                                         ---------------   -------------

         Total Current Assets                                          0               0
                                                         ---------------   -------------

STOCKHOLDERS' EQUITY

         Preferred Stock, authorized
         200,000 shares, none issued and
         outstanding, par value $0.001

         Common Stock, authorized
         100,000,000 shares of stock,
         issued and outstanding
         12,652,060 shares
         shares for March 31, 2000,
         and June 30, 1999,
         par value $0.001                                         12,653          12,653

         Additional Paid In Capital                            2,157,421       2,157,421

         Retained Earnings (Loss)                             (2,170,074)     (2,170,074)
                                                         ---------------   -------------

         Total Stockholders' Equity                                    0               0
                                                         ---------------   -------------

TOTAL LIABILITIES AND
         STOCKHOLDERS EQUITY                                           0               0
                                                         ===============   =============


The accompanying notes are an integral part of these statements
See accountant's review report

                           FRC RACING PRODUCTS, INC.
                            Statement of Operations
       for the three months and nine months ended March 31, 2000 and 1999



                                               3 mths ended         3 mths ended         9 mths ended         9 mths ended
                                                 3/31/00              3/31/99               3/31/00              3/31/99
Revenue

Sales                                                       0                    0                     0                     0
                                           ------------------   ------------------    ------------------   -------------------

Total Revenue                                               0                    0                     0                     0
                                           ------------------   ------------------    ------------------   -------------------


OPERATING EXPENSES

Legal & Accounting                                          0                    0                     0                     0
Consulting                                                  0                    0                     0                     0
General and Administrative                                  0                    0                     0                     0
Loss on Investment                                          0                    0                     0                     0
                                           ------------------   ------------------    ------------------   -------------------
                                                                                                       0
Total Operating Expenses                                    0                    0                     0                     0
                                           ------------------   ------------------    ------------------   -------------------

Operating Income (Loss)                                     0                    0

Provision for Income Taxes                                  0                    0                     0                     0
                                           ------------------   ------------------    ------------------   -------------------

Net Income (Loss)                                           0                    0                     0                     0
                                           ==================   ==================    ==================   ===================


Primary and Diluted
Earnings (Loss) per Share                           a                    a                    a                     a
                                           ------------------   ------------------    ------------------   -------------------

Weighted Average Number of
Common Shares Outstanding                          12,652,060           12,652,060            12,652,060            12,652,060
                                           ------------------   ------------------    ------------------   -------------------


a: less than $0.01


The accompanying notes are an integral part of these statements
See accountant's review report

                           FRC RACING PRODUCTS, INC.
                       Statement of Stockholders' Equity
                    from June 30, 1996 to December 31, 2000


                                    Preferred Stock              Common Stock            Paid in       Accumulated       Total
                                   Shares       Amount       Shares         Amount       Capital         Deficit     Stockholders'
                                                                                                                         Equity
                                -------------------------------------------------------------------------------------------------
Balance, June 30, 1996             200,000        200      12,652,060       12,653      2,157,221      (1,643,226)       526,848

Retirement of shares              (200,000)      (200)                                        200                             --

Retained Earnings (Deficit)                                                                              (526,848)      (526,848)
                                -------------------------------------------------------------------------------------------------

Balance, June 30, 1997                   0          0      12,652,060       12,653      2,157,421      (2,170,074)            --

Retained Earnings (Deficit)                                                                                    --             --
                                -------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                     12,652,060       12,653      2,157,421      (2,170,074)            --

Retained Earnings (Deficit)                                                                                    --             --
                                -------------------------------------------------------------------------------------------------

Balance, June 30, 1999                                     12,652,060       12,653      2,157,421      (2,170,074)            --

Sale of Shares                                             87,000,000       87,000        (69,000)                        18,000
Retained Earnings (Deficit)                                                                               (18,000)       (18,000)
                                -------------------------------------------------------------------------------------------------

Balance June 30, 2000                                      99,652,060       99,653      2,088,421      (2,188,074)            --
                                -------------------------------------------------------------------------------------------------

Retained Earnings (Deficit)                                                                                     0
                                -------------------------------------------------------------------------------------------------

Balance December 31, 2000                                  99,652,060       99,653      2,088,421      (2,188,074)            --
                                =================================================================================================


The accompanying notes are an integral part of these statements
See accountant's review report

                           FRC RACING PRODUCTS, INC.
                             Statement of Cash Flow
               for the nine months ended March 31, 2000 and 1999

                                                   9 mths ended          9 mths ended
                                                      3/31/00              3/31/99
                                                -------------------   ------------------
Cash from Operations

Net Loss                                                          0                    0

Loss on Investment
Change in Accounts Payable                                        0                    0
                                                -------------------   ------------------

Cash Provided by Operations                                       0                    0
                                                -------------------   ------------------

Cash Used in Investments                                          0                    0
                                                -------------------   ------------------

Cash from Financing
Sale of Stock                                                     0                    0
                                                -------------------   ------------------

Total Cash Provided by Financing                                  0                    0
                                                -------------------   ------------------

Net Change in Cash                                                0                    0

Beginning Cash                                                    0                    0
                                                -------------------   ------------------

Ending Cash                                                       0                    0
                                                ===================   ==================


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


                  Net change in Deferred Tax Benefit                             328,211

                  Current Taxes Payable                                                0
                                                                            ------------

                  Provision for Income Taxes before
                  valuation account                                              328,211

                  Valuation account                                            (328,211)
                                                                            ------------

                  Net Provision for Income Taxes                                       0
                                                                            ------------

The federal NOL is due to expire 15 years from the date of its creation. The chart below shows the year of creation, the amount of each year's NOL and the year of expiration if not utilized.


                  Year Created                          Amount            Year to Expire
                  ------------                          ------            --------------
                  1993                                       0                      2008
                  1994                                   2,000                      2009
                  1995                                  35,144                      2010
                  1996                               1,606,082                      2011
                  1997                                 526,848                      2012
                  1998                                       0                      2013
                  1999                                       0                      2014
                  2000                                  18,000                      2015
                                                   -----------

                  Total NOL Carryforward             2,188,074
                                                   -----------

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

On January 15, 2000, the Company issued 87,000,000 of its authorized yet unissued common stock to the Minneapolis law firm of Duckson, Carlson, Bassinger & Mitchell, LLC ("D & C") pursuant to the private placement exemption found at section 4(2) of the Securities Act of 1933. D & C paid a lump sum of $13,000 for these shares. Additionally, in partial consideration for the issuance of these shares, D & C agreed to attempt to negotiate the settlement and discharge of the default judgment against the Company held by Farmers Savings Bank of West Union Iowa (and two other participating banks--Union Planters Bank of Waterloo, Iowa and First National Bank of West Union, Iowa) in the approximate amount of $2,300,000 (see discussion of this judgment under "Legal Proceedings" below). D & C further agreed to assist the Company in filing all past due but required SEC filings, arrange for the filing of past due tax returns, arrange for the compilation of audited financial statements and to take such other steps that D & C, in its sole discretion, deemed reasonable to allow the Company to be a fully qualified public company able to publicly trade its securities, if possible. D & C further agreed to assist the Company in seeking qualified business opportunities for the Company. There is no assurance that D & C will be successful either in discharging the aforementioned judgment or securing beneficial business opportunities for the Company.

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

The Company may chose to enter into a venture involving the acquisition of, or merger with, a company which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination. In the event of such a merger, the Company may be required to issue significant additional shares, and it should be anticipated that control over the Company's affairs may be transferred to others.

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

PART II. OTHER INFORMATION

ITEM. 1  LEGAL PROCEEDINGS

      A. OUTSTANDING JUDGMENT. In September of 1995, the Company guaranteed the repayment of a $3,000,000 line of credit from Farmers Savings Bank in West Union, Iowa (the "Bank Loan") on behalf of the Company's wholly owned subsidiary, FRC Racing Products, Inc., an Iowa corporation ("FRC Iowa"). FRC Iowa was unable to generate revenue or obtain sufficient additional financing or equity to fully implement its plan of operations. Consequently, FRC Iowa became delinquent with its trade vendors and lenders. Pressure from these creditors forced FRC Iowa to curtail operations and to subsequently default on the Bank Loan. In April of 1996, Farmers Saving Bank (and two other participating banks--Union Planters Bank of Waterloo, Iowa and First National Bank of West Union Iowa--the "Banks") obtained default judgments against the Company and FRC Iowa in the approximate amount of $2,300,000 (the "Bank Judgment"). In order to partially satisfy the Bank Judgment, the Banks seized and sold all or substantially all of the assets of FRC Iowa and/or the Company through a sheriff's foreclosure sale. As of the period covered by this report, the Company remained liable for the majority of the balance remaining under the Bank Judgment. During the period covered by this report, the Company hired the Minneapolis law firm of Duckson, Carlson, Bassinger & Mitchell to attempt to negotiate, settle and possibly discharge the Bank Judgment against the Company. To the best of its knowledge, the Company is not aware of any liability for any of FRC Iowa's other outstanding obligations.

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

      C. AMENDMENTS TO OTC BULLETIN BOARD LISTING REQUIREMENTS. On January 4, 1999, the SEC approved amendments to the National Association of Securities Dealers, Inc. Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board ("OTCBB") to the securities of companies that provide on-going financial and other information to the public such as that required by the reporting requirements under 15(d) of the Securities Exchange Act of 1934.

The new requirements were effective for the Company in December of 1999 pursuant to the OTCBB phase-in schedule. As the Company failed to provide the required public information, it was, after the applicable thirty day grace period, prohibited from having its securities quoted on the OTCBB. The Company is endeavoring to file all required information so that it will once again to permitted to quote its securities on the OTCBB, if possible.

As of the date of this filing, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors, is a party to any other material legal proceeding or litigation. Further, such parties are not aware of any anticipated governmental proceedings against the Company.

ITEM 2.  CHANGES IN SECURITIES

A. CHANGES IN SECURITIES. There have been no material modifications to the instruments defining the rights of the holders of any class of registered securities. Notwithstanding the above, the issuance of 87,000,000 common shares of the Company to Duckson, Carlson, Bassinger & Mitchell, LLC, discussed below, will have the effect of substantially diluting the respective interests of the remaining shareholders of the Company.

B. AMENDMENTS TO OTC BULLETIN BOARD LISTING REQUIREMENTS. As noted above in Item 1--Legal Proceedings, the Company is currently prohibited from having its securities quoted on the OTC Bulletin Board ("OTCBB"). This has negatively impacted any market for the Company's shares. The Company is endeavoring to file all required information so that it will once again to permitted to quote its securities on the OTCBB, if possible.

C. RECENT SALES OF UNREGISTERED SECURITIES. On January 15, 2000, the Company issued 87,000,000 of its authorized yet unissued common stock to the Minneapolis law firm of Duckson, Carlson, Bassinger & Mitchell, LLC ("D & C"). As this sale did not involve a public offering, the Company relied on the private placement exemption found at section 4(2) of the Securities Act of 1933. D & C paid a lump sum of $13,000 for these shares. Additionally, in partial consideration for the issuance of these shares, D & C agreed to attempt to negotiate the settlement and discharge of the default judgment against the Company held by Farmers Savings Bank of West Union Iowa (and two other participating banks--Union Planters Bank of Waterloo, Iowa and First National Bank of West Union, Iowa) in the approximate amount of $2,300,000 (see discussion of this judgment under "Legal Proceedings" above). D & C further agreed to assist the Company in filing all past due but required SEC filings, arrange for the filing of past due tax returns, arrange for the compilation of audited financial statements and to take such other steps that D & C, in its sole discretion, deemed reasonable to allow the Company to be a fully qualified public company able to publicly trade its securities, if possible. D & C further agreed to assist the Company in seeking qualified business opportunities for the Company. There is no assurance that D & C will be successful either in discharging the aforementioned judgment or securing beneficial business opportunities for the Company.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

CHANGE IN CONTROL OF REGISTRANT. On January 15, 2000, FRC Racing Products, Inc. ("the Company") issued 87,000,000 of its authorized yet unissued common stock to the Minneapolis law firm of Duckson, Carlson, Bassinger & Mitchell, LLC ("D & C") pursuant to the private placement exemption found at section 4(2) of the Securities Act of 1933. D & C paid a lump sum of $13,000 for these shares. Additionally, in partial consideration for the issuance of these shares, D & C agreed to attempt to negotiate the settlement and discharge of the default judgment against the Company held by Farmers Savings Bank of West Union Iowa (and two other participating banks--Union Planters Bank of Waterloo, Iowa and First National Bank of West Union, Iowa) in the approximate amount of $2,300,000 See further discussion under Legal Proceedings section above). D & C further agreed to assist the Company in filing all past due but required SEC filings, arrange for the filing of past due tax returns, arrange for the compilation of audited financial statements and to take such other steps that D & C, in its sole discretion, deemed reasonable to allow the Company to be a fully qualified public company able to publicly trade its securities, if possible. D & C further agreed to assist the Company in seeking qualified business opportunities for the Company.

The transaction described above results in a substantial change in control of the Company. After this transaction, D & C owns approximately 87.3% of the issued and outstanding shares of the Company.

ITEM 6.  EXHIBITS

(a) The Company's current Articles, Bylaws, and any amendments thereto, are attached to the Company's 10-QSB for the period ending December 31, 1999 and are incorporated herein by this reference.

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