Form 10KSB
period 2000-06-30
FRC RACING PRODUCTS INC
filed 2001-02-14
CIK 894500

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Indicated by check mark whether the issuer (1) filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days. Yes [ ] No [ x ].

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $-0-

Aggregate market value of registered voting stock held by non-affiliates as of June 30, 2000: No Current Market For Shares

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2000: Approximately 99,650,060.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes _____  No __X__

                            FRC RACING PRODUCTS, INC.

                                   FORM 10-KSB

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

ITEM 1.  DESCRIPTION OF BUSINESS

     A.  BUSINESS DEVELOPMENT.

FRC Racing Products, Inc. (the "Company") was incorporated under the laws of Utah on February 24, 1986 under the name Highland Mfg., Inc. and subsequently reincorporated under the laws of Nevada on December 31, 1993. In April 1995, the Company issued 8,900,000 shares of its common stock (representing a majority interest in the Company) in exchange for all the outstanding common stock of FRC Racing Products, Inc., an Iowa corporation ("FRC Iowa") and subsequently changed its name to FRC Racing Products, Inc. The acquisition resulted in FRC Iowa becoming a wholly owned subsidiary of the Company.

In September of 1995, the Company guaranteed the repayment of a $3,000,000 line of credit from Farmers Savings Bank in West Union, Iowa (the "Bank Loan") on behalf FRC Iowa. FRC Iowa was unable to generate revenue or obtain sufficient additional financing or equity to fully implement its plan of operations. Consequently, FRC Iowa became delinquent with its trade vendors and lenders. Pressure from these creditors forced FRC Iowa to curtail operations and to subsequently default on the Bank Loan. In April of 1996, Farmers Saving Bank (and two other participating banks--Union Planters Bank of Waterloo, Iowa and First National Bank of West Union Iowa--the "Banks") obtained default judgments against the Company and FRC Iowa in the approximate amount of $2,300,000 (the "Bank Judgment"). In order to partially satisfy the Bank Judgment, the Banks seized and sold all or substantially all of the assets of FRC Iowa and the Company through a sheriff's foreclosure sale. The Company has not been involved in any bankruptcy, receivership or similar proceeding.

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

On January 15, 2000, the Company issued 87,000,000 of its authorized yet unissued common stock to the Minneapolis law firm of Duckson, Carlson, Bassinger & Mitchell, LLC ("D & C") pursuant to the private placement exemption found at section 4(2) of the Securities Act of 1933. D & C paid a lump sum of $13,000 for these shares. Additionally, in partial consideration for the issuance of these shares, D & C agreed to attempt to negotiate the settlement and discharge of the Bank Judgment (see discussion of this judgment under "Legal Proceedings" below). D & C further agreed to assist the Company in filing all past due but required SEC filings, arrange for the filing of past due tax returns, arrange for the compilation of audited financial statements and to take such other steps that D & C, in its sole discretion, deemed reasonable to allow the Company to be a fully qualified public company able to publicly trade its securities, if possible. D & C further agreed to assist the Company in seeking qualified business opportunities for the Company. In May of 2000, D & C successfully negotiated the discharge of the above referenced judgment.

     B.  BUSINESS OF ISSUER.

Through its operating subsidiary, FRC Iowa, the Company previously engaged in the manufacture and distribution of specialty automotive components for the "short track" racing industry. FRC Iowa also provided general metal fabrication services. FRC Iowa engaged in this business during 1995 and part of 1996 at its facilities in West Union, Iowa. However, neither FRC Iowa nor the Company have been in business or operated as a business since the spring of 1996. The Company currently has no employees and one individual serves in the joint capacities of Director, CEO, CFO and Secretary. As reported above, the Company is currently seeking business opportunities with the assistance of D & C.

     C.  REPORTS TO SECURITY HOLDERS.

The Company is required to file reports with the Securities and Exchange Commission ("SEC") under Section 15(d) of the Securities Act of 1934. The Company has been substantially delinquent in completing this filing obligation and will file all required reports due for the period ending December 31, 1999 through the period ending December 31, 2000 at one time on the date this report is filed. Thereafter, the Company will endeavor to file its required reports on a timely basis. The Company is not required and has no current plans to deliver an annual report to its stockholders. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth street, NW, Washington, D.C. 20549. Further, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As an electronic filer, filings made by the Company can be located at the SEC's Internet site found at www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

     A.  PROPERTY.

The Company owns no properties and currently has no operating facilities. This arrangement is expected to continue until such time as the Company becomes involved in an operating business venture. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquiring company. No assurance or time frame can be given with regard to such a transaction.

     B.  INVESTMENT POLICIES.

The Company has no outside investments and no established business investment policies.


ITEM 3.  LEGAL PROCEEDINGS


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

     During the period covered by this report, the Company hired the Minneapolis law firm of Duckson, Carlson, Bassinger & Mitchell, LLC to attempt to negotiate, settle and possibly discharge the Bank Judgment against the Company. As of May 2000, the Banks have agreed to discharge the Bank Judgment. The Banks have executed a settlement agreement discharging the Bank Judgment and the Company is currently obtaining a satisfaction properly recordable at the county court in which the Bank Judgment was originally entered.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on June 22, 2000. The only issue submitted to a vote of security holders was the election of directors. The then current directors of the Company, Todd A. Duckson and Brent
A. Johnson proposed that Mr. Duckson continue as the sole director of the Company. 87,000,000 shares were voted for the election of Todd A. Duckson as the sole director of the Company, 0 shares voted against this proposition and 12,650,060 shares were not represented or cast no vote.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A.  MARKET INFORMATION.

The Company's common stock had been traded infrequently on the over-the-counter market prior to December of 2000. On January 4, 1999, the SEC approved amendments to the National Association of Securities Dealers, Inc. Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board ("OTCBB") to the securities of companies that provide on going financial and other information to the public such as that required by the reporting requirements under 15(d) of the Securities Exchange Act of 1934. The new requirements were effective for the Company in December of 1999 pursuant to the OTCBB phase-in schedule. As the Company failed to provide the requires public information, it was, after the allowed thirty day grace period, prohibited from having its securities quoted on the OTCBB. The Company is endeavoring to file all required information so that it will once again to permitted to quote its securities on the OTCBB, if possible.

The management of the Company has assembled the following range of high and low bid information for the Company's common stock. The information reflects actual transactions on a calendar year basis and does not include commissions, retail pricing, or inter-dealer pricing:



        -------------------------------- ---------------------- ----------------------- ------------------------
                        1st Quarter           2nd Quarter           3rd Quarter               4th Quarter
        -------------------------------- ---------------------- ----------------------- ------------------------
                      High       Low        High        Low        High       Low          High        Low
        ---------- ---------- ---------- ----------- ---------- ---------- ------------ ----------- ------------
        1998          .1094      .0195      No         No         .0703      .0039        .0508       .0039
                                            Trade      Trade
        ---------- ---------- ---------- ----------- ---------- ---------- ------------ ----------- ------------
        1999          No         No         .05        .005       .05        .005         .05         .005
                      Trade      Trade
        ---------- ---------- ---------- ----------- ---------- ---------- ------------ ----------- ------------
        2000          No         No         No         No
                      Trade      Trade      Trade      Trade
        ---------- ---------- ---------- ----------- ---------- ---------- ------------ ----------- ------------

        ---------- ---------- ---------- ----------- ---------- ---------- ------------ ----------- ------------

As stated in Item 3 Legal Proceeding, as of January 2000, the Company was prohibited from having its securities quoted on the OTCBB. The Company is endeavoring to file all required information so that it will once again to permitted to quote its securities on the OTCBB, if possible.

     B.  HOLDERS.

As of the date of this report there were approximately 780 record holders of the Company's common stock as reported by the Company's transfer agent.

     C.  DIVIDENDS.

The Company has not previously paid or declared a dividend with respect to its common stock and is not expected to pay a dividend on its common stock in the foreseeable future.

     D.  RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 6.  PLAN OF OPERATION

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

         On January 15, 2000, the Company issued 87,000,000 of its authorized yet unissued common stock to the Minneapolis law firm of Duckson, Carlson, Bassinger & Mitchell, LLC ("D & C") pursuant to the private placement exemption found at section 4(2) of the Securities Act of 1933. D & C paid a lump sum of $13,000 for these shares. Additionally, in partial consideration for the issuance of these shares, D & C agreed to attempt to negotiate the settlement and discharge of the default judgment against the Company held by Farmers Savings Bank of West Union Iowa (and two other participating banks--Union Planters Bank of Waterloo, Iowa and First National Bank of West Union, Iowa) in the approximate amount of $2,300,000 (see discussion of this judgment under "Legal Proceedings" above). As of May 2000, the Banks have agreed to discharge the Bank Judgment. The Banks have executed a settlement agreement discharging the Bank Judgment and the Company is currently obtaining a Satisfaction of Judgment properly recordable at the county court in which the Bank Judgment was originally entered.

As partial consideration for the aforementioned issuance of shares, D & C further agreed to assist the Company in filing all past due but required SEC filings, arrange for the filing of past due tax returns, arrange for the compilation of audited financial statements and to take such other steps that D & C, in its sole discretion, deemed reasonable to allow the Company to be a fully qualified public company able to publicly trade its securities, if possible. D & C further agreed to assist the Company in seeking qualified business opportunities for the Company. There is no assurance that D & C will be successful in securing beneficial business opportunities for the Company.

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

The Company may chose to enter into a venture involving the acquisition of, or merger with, a company which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination. In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs would be transferred to others.

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

ITEM 7.  FINANCIAL STATEMENTS


                               SHELLEY INTL., CPA
                                443 E. 10TH AVE.
                                 MESA, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/
Audit Committee

FRC Racing Products, Inc.

         I have audited the accompanying balance sheets of FRC Racing Products, Inc. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRC Racing Products, Inc. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for and the years ended June 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

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


                                                     Shelley Intl., CPA

                                                     /s/ Mark Shelley
                                                    ----------------------------
                                                     Mark Shelley, CPA

January 3, 2001
Mesa, AZ

                           FRC RACING PRODUCTS, INC.

                                 Balance Sheet

                          as of June 30, 2000 and 1999

                                     ASSETS

                                                 June 30,              June 30,
                                                   2000                  1999

CURRENT ASSETS
        Cash                                                  0                     0
                                           --------------------  --------------------

        Total Current Assets                                  0                     0
                                           --------------------  --------------------

OTHER ASSETS                                                  0                     0
                                           --------------------  --------------------

        Total Other Assets                                    0                     0
                                           --------------------  --------------------

TOTAL ASSETS                                                  0                     0
                                           ====================  ====================



The accompanying notes are an integral part of these statements

                           FRC RACING PRODUCTS, INC.


                                 Balance Sheet


                          as of June 30, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                               June 30,               June 30,
                                                                 2000                   1999

LIABILITIES
         Current Liabilities                                                0                      0
                                                         ---------------------  ---------------------

         Total Current Assets                                               0                      0
                                                         ---------------------  ---------------------

STOCKHOLDERS' EQUITY

         Preferred Stock, authorized
         200,000 shares, none issued and
         outstanding, par value $0.001

         Common Stock, authorized
         100,000,000 shares of stock,
         issued and outstanding 1,704,753,
         99,652,060 shares and 12,652,060
         shares for June 30, 2000,
         and 1999 respectfully,
         par value $0.001                                              99,653                 12,653

         Additional Paid In Capital                                 2,088,421              2,157,421

         Retained Earnings (Loss)                                  (2,188,074)            (2,170,074)
                                                         ---------------------  ---------------------

         Total Stockholders' Equity                                         0                      0
                                                         ---------------------  ---------------------

TOTAL LIABILITIES AND
         STOCKHOLDERS EQUITY                                                0                      0
                                                         =====================  =====================



The accompanying notes are an integral part of these statements

                            FRC RACING PRODUCTS, INC.
                             Statement of Operations
             for the three years ended June 30, 2000, 1999 and 1998

                                               Year Ended           Year Ended            Year Ended
                                                 6/30/00              6/30/99               6/30/98

Revenue

Sales                                                       0                    0                     0
                                           -------------------  -------------------   -------------------

Total Revenue                                               0                    0                     0
                                           -------------------  -------------------   -------------------


OPERATING EXPENSES

Legal & Accounting                                      5,000
Consulting                                             13,000
General and Administrative                                -                    -                     -
Loss on Investment                                                                                   -
                                           -------------------  -------------------   -------------------

Total Operating Expenses                               18,000                  -                     -
                                           -------------------  -------------------   -------------------

Operating Income (Loss)                               (18,000)                 -                     -

Provision for Income Taxes                                  0                    0                     0
                                           -------------------  -------------------   -------------------

Net Income (Loss)                                     (18,000)                   0                     0
                                           ===================  ===================   ===================


Primary and Diluted
Earnings (Loss) per Share                           a                    a                     a
                                           -------------------  -------------------   -------------------

Weighted Average Number of
Common Shares Outstanding                          99,652,060           12,652,060            12,652,060
                                           -------------------  -------------------   -------------------



        a: less than $0.01


The accompanying notes are an integral part of these statements

                            FRC RACING PRODUCTS, INC.
                       Statement of Stockholders' Equity
                    from June 30, 1996 to September 30, 2000

                                      Preferred Stock              Common Stock            Paid in       Accumulated       Total
                                     Shares       Amount       Shares         Amount       Capital         Deficit     Stockholders'
                                                                                                                           Equity
                                ----------------------------------------------------------------------------------------------------
Balance, June 30, 1996                200,000        200      12,652,060       12,653      2,157,221      (1,643,226)        526,848

Retirement of shares                 (200,000)      (200)                                        200                            -

Retained Earnings (Deficit)                                                                                 (526,848)      (526,848)
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1997                      0          0      12,652,060       12,653      2,157,421      (2,170,074)           -

Retained Earnings (Deficit)                                                                                      -              -
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                        12,652,060       12,653      2,157,421      (2,170,074)           -

Retained Earnings (Deficit)                                                                                      -              -
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1999                                        12,652,060       12,653      2,157,421      (2,170,074)           -

Sale of Shares                                                87,000,000       87,000        (69,000)                        18,000
Retained Earnings (Deficit)                                                                                  (18,000)       (18,000)
                                ----------------------------------------------------------------------------------------------------

Balance June 30, 2000                                         99,652,060       99,653      2,088,421      (2,188,074)           -
                                ----------------------------------------------------------------------------------------------------

Retained Earnings (Deficit)                                                                                        0
                                ----------------------------------------------------------------------------------------------------

Balance September 30, 2000                                    99,652,060       99,653      2,088,421      (2,188,074)           -
                                ====================================================================================================



The accompanying notes are an integral part of these statements

                           FRC RACING PRODUCTS, INC.
                             Statement of Cash Flow
             for the three years ended June 30, 2000, 1999 and 1998


                                                   Year Ended          Year Ended         Year Ended
                                                    6/30/00             6/30/99            6/30/98

                                                -----------------   -----------------  -----------------
Cash from Operations

Net Loss                                                 (18,000)                -                  -

Loss on Investment                                                                                  -
Change in Accounts Payable                                   -                   -                  -
                                                -----------------   -----------------  -----------------

Cash Provided by Operations                              (18,000)                -                  -
                                                -----------------   -----------------  -----------------

Cash Used in Investments                                     -                   -                  -
                                                -----------------   -----------------  -----------------

Cash from Financing
Sale of Stock                                             18,000                 -                  -
                                                -----------------   -----------------  -----------------

Total Cash Provided by Financing                          18,000                 -                  -
                                                -----------------   -----------------  -----------------

Net Change in Cash                                           -                   -                  -

Beginning Cash                                               -                   -                  -
                                                -----------------   -----------------  -----------------

Ending Cash                                                  -                   -                  -
                                                =================   =================  =================



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

The parent Nevada Company had no operations. All operations were within the Iowa wholly owned subsidiary. The Iowa subsidiary began operations in the last quarter of fiscal year ended June 30, 1995. Sales however did not begin until the first quarter of the next year. Sales were inadequate to handle the mounting operational expenses of a manufacturing company and the Iowa Company closed its doors shortly after fiscal year ended June 30, 1996. During its operational period the Iowa subsidiary borrowed funds from three banks in Iowa to purchase land, building and refurbish the building. The parent company as well as the officers then guaranteed the $3,000,000 bank loan. These banks foreclosed on the Iowa Company in April 1997. All of the assets were sold at a sheriff's foreclosure sale and the funds distributed to the creditors and the banks. The Banks also received a judgment against the parent company for the remainder of the outstanding loan balance. A company officer counter-sued the banks and received a release from the loan guarantees for the officers, and the parent company as of May 2000.


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

Wholly Owned Subsidiary-Equity Method

Due to the demise of the wholly owned subsidiary. Its numbers are accounted for on the equity method and shown as a single line item on the balance sheet and income statement.

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


                  Net change in Deferred Tax Benefit                             328,211

                  Current Taxes Payable                                                0
                                                                              ----------

                  Provision for Income Taxes before
                  valuation account                                              328,211

                  Valuation account                                            (328,211)
                                                                              ----------

                  Net Provision for Income Taxes                                       0
                                                                              ----------

The federal NOL is due to expire 15 years from the date of its creation. The chart below shows the year of creation, the amount of each year's NOL and the year of expiration if not utilized.


                  Year Created                          Amount            Year to Expire
                  ------------                          ------            --------------
                  1993                                       0                      2008
                  1994                                   2,000                      2009
                  1995                                  35,144                      2010
                  1996                               1,606,082                      2011
                  1997                                 526,848                      2012
                  1998                                       0                      2013
                  1999                                       0                      2014
                  2000                                  18,000                      2015
                                                    ----------

                  Total NOL Carryforward             2,188,074
                                                    ----------

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     A.  DIRECTORS AND EXECUTIVE OFFICERS.

As of June 30, 2000, Todd A. Duckson (34 years old) was the sole officer and director of the Company. Mr. Duckson has served as a director and CEO of the Company since May of 2000 and will continue to serve until his successor has been elected and qualified.

Mr. Duckson is the founding partner of Duckson, Carlson, Bassinger & Mitchell, LLC, a Minneapolis law firm representing the interests of business and entrepreneurs. He has not held any other directorships in reporting companies.

     B.  SIGNIFICANT EMPLOYEES.

As of June 30, 2000 there were no employees of the Company. The Company does not anticipate the hiring of any employees in the near future.

     C.  FAMILY RELATIONSHIPS.

There are no family relationships among any relevant parties.

     D.  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

During the past five years, no current director, executive officer, promoter or control person of the Company has:

     (1) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that date;

     (2) Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or likewise limiting his involvement in any type of business, securities or banking activities; or,

     (4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The Company's equity securities were not required to be registered pursuant to
Section 12 of the 1934 Act during the period covered by this report and therefore this section is not applicable.

ITEM 10. EXECUTIVE COMPENSATION

         CASH COMPENSATION.

Brent A. Johnson, the former Chief Executive Officer and Board Member of the Company was paid a one time payment of $13,000 in April of 2000 in recognition of his services to the Company. This was the only payment made by the Company to Mr. Johnson in the past three years. Except for this one payment, the Company has not made any arrangements for the remuneration of its officers, directors, employees or other parties and there were no agreements or understanding with respect to the amount or remuneration that any such parties were expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. In the event of the consummation of a business opportunity, substantial changes may occur in the structure of the Company and its compensation structure.

In the event of the consummation of a future business opportunity, the Company's management may benefit directly or indirectly by the payment of consulting fees, sales of insiders' stock positions in whole or in part, or through the payment of salaries, or other methods. There are currently no such remuneration plans and no proposals, arrangements or understandings with respect to the sale of additional securities to affiliates or current shareholders.

     OTHER COMPENSATION.

No other compensation was paid or distributed to any party related to the Company for services rendered as such during the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 30, 1999, regarding the beneficial ownership of shares of the Company's issued stock, by each person or entity who, to the knowledge of the Company at that date, and based on the records of the Company's transfer agent, was a beneficial owner of 5% or more of the outstanding shares of the Company's issued stock. The table does not include information regarding shares of the Company's issued stock held in names of certain depositories/clearing agencies as nominee for various brokers and individuals. No other individual or entity is believed to hold more than 5% of the Company's Common Stock.




          Title of                 Name and                                    Amount         Percent
            Class                 Address of                                    and           of Class
                                  Beneficial                                  Nature of
                                    Owner                                    Ownership
     (1) Common Stock        Brent Johnson/Main Street Ventures, Inc.       5,658,682           5.68%
                             15004 Keller Lake Drive                     (Owned by Brent
                             Burnsville, Minnesota 55306                 Johnson individu-
                                                                         ally and through
                                                                         controlled corp-
                                                                            oration.)


     (2) Common Stock        Duckson, Carlson, Bassinger & Mitchell, LLC    87,000,000         87.30%
                             2100 Metropolitan Centre                     (owned by LLC)
                             Minneapolis, MN 55402



To the knowledge of the Company, there are no outstanding option, warrants, rights, conversion privileges or similar rights or obligations or voting trusts or similar arrangements covering the shares referenced herein.

     C.  CHANGES IN CONTROL.

The Company is not aware of any arrangement that might result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As indicated above in Item--Plan of Operation, Item 3--Legal Proceedings and
Item 6--Plan of Operation, the Company issued 87,000,000 shares of its common stock to Duckson, Carlson, Bassinger & Mitchell, LLC, ("D & C") in exchange for $13,000 and D & C's agreement to assist the Company in handling its legal affairs. This assistance includes settling and discharging the substantial judgment rendered against it as discussed above in Item 3--Legal Proceedings.

Todd A. Duckson is the managing partner of D & C and has a controlling interest therein. Mr. Duckson has also been named as the Company's sole director and officer until his replacement is elected and qualified.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Required Exhibits are listed below:

Number            Description

3.0 The Company's current Articles, Bylaws, and any amendments thereto, are attached to the Company's 10-QSB for the period ending December 31, 1999 and are incorporated herein by this reference.

4.0 The Company's current Articles, Bylaws, and any amendments thereto, are attached to the Company's 10-QSB for the period ending December 31, 1999 and are incorporated herein by this reference.

(b)  None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT:

The Registrant has not sent to its security holders any annual report or proxy material during the last fiscal year. If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10-KSB, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this 10-K-SB report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2000          FRC RACING PRODUCTS, INC.

                                  By:

                                  /s/ Todd A. Duckson
                                  ----------------------------------------------
                                  Todd A. Duckson, Chief Executive Officer
                                  Chief Financial Officer and sole Director



        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


Dated: December 12, 2000          By:

                                  /s/ Todd A. Duckson
                                  ----------------------------------------------
                                  Todd A. Duckson, Chief Executive Officer
                                  Chief Financial officer and sole Director