Form 10QSB
period 2000-09-30
FRC RACING PRODUCTS INC
filed 2001-02-14
CIK 894500

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Number of shares outstanding of Issuer's common stock, $.01 par value per share, as of September 30, 2000: approximately 99,650,060.

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

ITEM 1. FINANCIAL STATEMENTS

                               SHELLEY INTL., CPA
                                443 E. 10TH AVE.
                                 MESA, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/
Review Committee

FRC Racing Products, Inc.

         I have reviewed the accompanying balance sheets of FRC Racing Products, Inc. as of September 30, 2000 and June 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the three months ended September 30, 2000 and 1999. All information included in these financial statements is the representation of the company's management.

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


                                                     Shelley Intl., CPA



January 8, 2001
Mesa, AZ

                            FRC RACING PRODUCTS, INC.

                                 Balance Sheet

                       as of September 30, 2000 and 1999

                                     ASSETS


                                           September 30,           June 30,
                                               2000                  2000
CURRENT ASSETS
        Cash                                         0                     0
                                           ------------          ------------
        Total Current Assets                         0                     0
                                           ------------          ------------
OTHER ASSETS                                         0                     0
                                           ------------          ------------
        Total Other Assets                           0                     0
                                           ------------          ------------
TOTAL ASSETS                                         0                     0
                                           ============          ============


The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.

                                  Balance Sheet



                          as of June 30, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                September 30,        June 30,
                                                    2000               2000
LIABILITIES
         Current Liabilities                              0                  0
                                                 ----------         ----------

         Total Current Assets                             0                  0
                                                 ----------         ----------

STOCKHOLDERS' EQUITY

         Preferred Stock, authorized
         200,000 shares, none issued and
         outstanding, par value $0.001

         Common Stock, authorized
         100,000,000 shares of stock,
         issued and outstanding
         99,652,060 shares and 12,652,060
         shares for June 30, 2000,
         and 1999 respectfully,
         par value $0.001                            99,653             99,653

         Additional Paid In Capital               2,088,421          2,088,421

         Retained Earnings (Loss)                (2,188,074)        (2,188,074)
                                                 ----------         ----------

         Total Stockholders' Equity                       0                  0
                                                 ----------         ----------

TOTAL LIABILITIES AND
         STOCKHOLDERS EQUITY                              0                  0
                                                 ==========         ==========


The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.
                            Statement of Operations
             for the three months ended September 30, 2000 and 1999


                                 3 mths ended      3 mths ended
                                   9/30/00            9/30/99
Revenue

Sales                                      0                 0
                                  ----------        ----------

Total Revenue                              0                 0
                                  ----------        ----------


OPERATING EXPENSES

Legal & Accounting                         0                 0
Consulting                                 0                 0
General and Administrative                 0                 0
Loss on Investment                         0                 0
                                  ----------        ----------

Total Operating Expenses                   0                 0
                                  ----------        ----------

Operating Income (Loss)                    0                 0

Provision for Income Taxes                 0                 0
                                  ----------        ----------

Net Income (Loss)                          0                 0
                                  ==========        ==========


Primary and Diluted
Earnings (Loss) per Share                  a                 a
                                  ----------        ----------

Weighted Average Number of
Common Shares Outstanding         99,652,060        12,652,060
                                  ----------        ----------

a: less than $0.01


The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.
                       Statement of Stockholders' Equity
                    from June 30, 1996 to September 30, 2000



                                      Preferred Stock             Common Stock            Paid in       Accumulated       Total
                                    Shares       Amount       Shares         Amount       Capital         Deficit      Stockholders'
                                                                                                                          Equity
                                --------------------------------------------------------------------------------------------------
Balance, June 30, 1996              200,000        200      12,652,060       12,653      2,157,221      (1,643,226)       526,848

Retirement of shares               (200,000)      (200)                                        200                             --

Retained Earnings (Deficit)                                                                               (526,848)      (526,848)
                                --------------------------------------------------------------------------------------------------

Balance, June 30, 1997                    0          0      12,652,060       12,653      2,157,421      (2,170,074)            --

Retained Earnings (Deficit)                                                                                     --             --
                                --------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                      12,652,060       12,653      2,157,421      (2,170,074)            --

Retained Earnings (Deficit)                                                                                     --             --
                                --------------------------------------------------------------------------------------------------

Balance, June 30, 1999                                      12,652,060       12,653      2,157,421      (2,170,074)            --

Sale of Shares                                              87,000,000       87,000        (69,000)                        18,000
Retained Earnings (Deficit)                                                                                     --              -
                                --------------------------------------------------------------------------------------------------

Balance June 30, 2000                                       99,652,060       99,653      2,088,421      (2,170,074)        18,000
                                --------------------------------------------------------------------------------------------------

Retained Earnings (Deficit)                                                                                      0
                                --------------------------------------------------------------------------------------------------

Balance September 30, 2000                                  99,652,060       99,653      2,088,421      (2,170,074)        18,000
                                ==================================================================================================


The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.
                             Statement of Cash Flow
             for the three months ended September 30, 2000 and 1999


                                               3 mths ended       3 mths ended
                                                  9/30/00            9/30/99
                                                  -------            -------
Cash from Operations

Net Loss                                               0                    0

Loss on Investment
Change in Accounts Payable                             0                    0
                                                ---------           ---------

Cash Provided by Operations                            0                    0
                                                ---------           ---------

Cash Used in Investments                               0                    0
                                                ---------           ---------

Cash from Financing
Sale of Stock                                          0                    0
                                                ---------           ---------

Total Cash Provided by Financing                       0                    0
                                                ---------           ---------

Net Change in Cash                                     0                    0

Beginning Cash                                         0                    0
                                                ---------           ---------

Ending Cash                                            0                    0
                                                =========           =========


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate, which would supply the needed cash flow.

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

NOTE 6. PROVISION FOR INCOME TAXES

As of June 30, 2000 the Company had a federal net operating loss carryforward
(NOL) of $2,188,074. Nevada has no state corporate income taxes. This federal NOL in the future could be utilized to cover taxable operating income of the same amount, thus creating a future net tax benefit of $328,211 at the minimum federal corporate tax rate of 15%. Because of the non-operational nature of the Company at present, there is substantial doubt as to the Company's ability to fully utilize this tax benefit. Therefore, the Company has established a valuation account, which in effect, negates the tax benefit.

          Net change in Deferred Tax Benefit                    328,211

          Current Taxes Payable                                       0
                                                              ---------

          Provision for Income Taxes before
          valuation account                                     328,211

          Valuation account                                   (328,211)
                                                              ---------

          Net Provision for Income Taxes                              0
                                                              ---------

The federal NOL is due to expire 15 years from the date of its creation. The chart below shows the year of creation, the amount of each year's NOL and the year of expiration if not utilized.

          Year Created                Amount            Year to Expire
          ------------                ------            --------------
          1993                             0                      2008
          1994                         2,000                      2009
          1995                        35,144                      2010
          1996                     1,606,082                      2011
          1997                       526,848                      2012
          1998                             0                      2013
          1999                             0                      2014
          2000                        18,000                      2015
          ----                     ---------

          Total NOL Carryforward   2,188,074
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

On January 15, 2000, the Company issued 87,000,000 of its authorized yet unissued common stock to the Minneapolis law firm of Duckson, Carlson, Bassinger & Mitchell, LLC ("D & C") pursuant to the private placement exemption found at section 4(2) of the Securities Act of 1933. D & C paid a lump sum of $13,000 for these shares. Additionally, in partial consideration for the issuance of these shares, D & C agreed to attempt to negotiate the settlement and discharge of the default judgment against the Company held by Farmers Savings Bank of West Union Iowa (and two other participating banks -- Union Planters Bank of Waterloo, Iowa and First National Bank of West Union, Iowa) in the approximate amount of $2,300,000 (see discussion of this judgment under "Legal Proceedings" above). As of May 2000, the Banks have agreed to discharge the Bank Judgment. The Banks have executed a settlement agreement discharging the Bank Judgment and the Company is currently obtaining a Satisfaction of Judgment properly recordable at the county court in which the Bank Judgment was originally entered.

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

PART II. OTHER INFORMATION

ITEM. 1 LEGAL PROCEEDINGS

As of the date of this filing, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors, is a party to any material legal proceeding or litigation. Further, such parties are not aware of any anticipated governmental proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES

A. CHANGES IN SECURITIES. There have been no material modifications to the instruments defining the rights of the holders of any class of registered securities; nor have the rights evidenced by any class of registered securities been materially limited or qualified by the issuance or modification of any other class of securities.

B. AMENDMENTS TO OTC BULLETIN BOARD LISTING REQUIREMENTS. The Company is currently prohibited from having its securities quoted on the OTC Bulletin Board ("OTCBB"). This has negatively impacted any market for the Company's shares. The Company is endeavoring to file all required information so that it will once again to permitted to quote its securities on the OTCBB, if possible.

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