Form 10QSB
period 2000-12-31
FRC RACING PRODUCTS INC
filed 2001-02-14
CIK 894500

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                            FRC RACING PRODUCTS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                       COMMISSION FILE NUMBER: 33-55254-17

                    NEVADA                         87-0434298

        (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

            6466 CITY WEST PARKWAY, EDEN PRAIRIE, MINNESOTA    55344

          (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)     (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (952) 918-0280

                 2100 METROPOLITAN CENTRE, MINNEAPOLIS, MN 55402

                 (FORMER ADDRESS, IF CHANGED SINCE LAST REPORT.)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

Indicated by check mark whether the issuer (1) filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ].

Number of shares outstanding of Issuer's common stock, $.01 par value per share, as of December 31, 2000: approximately 99,650,060.


Transitional Small Business Disclosure Format Yes [  ]  No [X]

                            FRC RACING PRODUCTS, INC.

                                   FORM 10-QSB

                                     PART I

a. Forward Looking Statements. Information provided in this annual report may contain "forward-looking" information. These cautionary statements are made with the objective of obtaining the benefits of safe harbor provisions of applicable legislation. FRC Racing Products, Inc. (the "Company") cautions investors that any forward looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward looking statements as a result of various factors.

ITEM 1. FINANCIAL STATEMENTS

                               SHELLEY INTL., CPA
                                443 E. 10TH AVE.
                                 MESA, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/
Review Committee

FRC Racing Products, Inc.

         I have reviewed the accompanying balance sheets of FRC Racing Products, Inc. as of December 31, 2000 and June 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the three months and six months ended December 31, 2000 and 1999. All information included in these financial statements is the representation of the company's management.

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


                                                     Shelley Intl., CPA



January 22, 2001
Mesa, AZ

                            FRC RACING PRODUCTS, INC.


                                 Balance Sheet

                   as of December 31, 2000 and June 30, 2000

                                     ASSETS



                                         December 31,         June 30,
                                            2000                2000
CURRENT ASSETS
        Cash                                     0                   0
                                         ----------          ----------

        Total Current Assets                     0                   0
                                         ----------          ----------

OTHER ASSETS                                     0                   0
                                         ----------          ----------

        Total Other Assets                       0                   0
                                         ----------          ----------

TOTAL ASSETS                                     0                   0
                                         ==========          ==========

The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.


                                 Balance Sheet

                   as of December 31, 2000 and June 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,            June 30,
                                                       2000                   2000
LIABILITIES
         Current Liabilities                                 0                      0
                                                    ----------             ----------

         Total Current Assets                                0                      0
                                                    ----------             ----------
STOCKHOLDERS' EQUITY

         Preferred Stock, authorized
         200,000 shares, none issued and
         outstanding, par value $0.001

         Common Stock, authorized
         100,000,000 shares of stock,
         issued and outstanding
         99,652,060 shares
         shares for December 31, 2000,
         and June 30, 2000,
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
                                                    ==========             ==========

The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.
                            Statement of Operations
      for the three months and six months ended December 31, 2000 and 1999



                                 3 mths ended      3 mths ended      6 mths ended    6 mths ended
                                   12/31/00          12/31/99          12/31/00         12/31/99
Revenue

Sales                                      0                 0                 0                 0
                                  ----------        ----------        ----------        ----------

Total Revenue                              0                 0                 0                 0
                                  ----------        ----------        ----------        ----------

OPERATING EXPENSES

Legal & Accounting                         0                 0                 0                 0
Consulting                                 0                 0                 0                 0
General and Administrative                 0                 0                 0                 0
Loss on Investment                         0                 0                 0                 0
                                  ----------        ----------        ----------        ----------
                                                                                                 0
Total Operating Expenses                   0                 0                 0                 0
                                  ----------        ----------        ----------        ----------

Operating Income (Loss)                    0                 0

Provision for Income Taxes                 0                 0                 0                 0
                                  ----------        ----------        ----------        ----------

Net Income (Loss)                          0                 0                 0                 0
                                  ==========        ==========        ==========        ==========

Primary and Diluted
Earnings (Loss) per Share                  a                 a                 a                 a
                                  ----------        ----------        ----------        ----------

Weighted Average Number of
Common Shares Outstanding         99,652,060        12,652,060        99,652,060        12,652,060
                                  ----------        ----------        ----------        ----------

a: less than $0.01

The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.
                        Statement of Stockholders' Equity
                     from June 30, 1996 to December 31, 2000


                                      Preferred Stock             Common Stock            Paid in       Accumulated       Total
                                    Shares       Amount       Shares         Amount       Capital         Deficit      Stockholders'
                                                                                                                          Equity
                                --------------------------------------------------------------------------------------------------
Balance, June 30, 1996              200,000        200      12,652,060       12,653      2,157,221      (1,643,226)       526,848

Retirement of shares               (200,000)      (200)                                        200                             --

Retained Earnings (Deficit)                                                                               (526,848)      (526,848)
                                --------------------------------------------------------------------------------------------------

Balance, June 30, 1997                    0          0      12,652,060       12,653      2,157,421      (2,170,074)            --

Retained Earnings (Deficit)                                                                                     --             --
                                --------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                      12,652,060       12,653      2,157,421      (2,170,074)            --

Retained Earnings (Deficit)                                                                                     --             --
                                --------------------------------------------------------------------------------------------------

Balance, June 30, 1999                                      12,652,060       12,653      2,157,421      (2,170,074)            --

Sale of Shares                                              87,000,000       87,000        (69,000)                        18,000
Retained Earnings (Deficit)                                                                                (18,000)       (18,000)
                                --------------------------------------------------------------------------------------------------

Balance June 30, 2000                                       99,652,060       99,653      2,088,421      (2,188,074)            --
                                --------------------------------------------------------------------------------------------------

Retained Earnings (Deficit)                                                                                      0
                                --------------------------------------------------------------------------------------------------

Balance December 31, 2000                                   99,652,060       99,653      2,088,421      (2,188,074)            --
                                ==================================================================================================

The accompanying notes are an integral part of these statements
See accountant's review report

                            FRC RACING PRODUCTS, INC.
                             Statement of Cash Flow
               for the six months ended December 31, 2000 and 1999


                                             6 mths ended     6 mths ended
                                               12/31/00         12/31/99
Cash from Operations

Net Loss                                              0                0

Loss on Investment
Change in Accounts Payable                            0                0
                                                -------          -------

Cash Provided by Operations                           0                0
                                                -------          -------

Cash Used in Investments                              0                0
                                                -------          -------

Cash from Financing
Sale of Stock                                         0                0
                                                -------          -------

Total Cash Provided by Financing                      0                0
                                                -------          -------

Net Change in Cash                                    0                0

Beginning Cash                                        0                0
                                                -------          -------

Ending Cash                                           0                0
                                                =======          =======

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

          Net change in Deferred Tax Benefit         328,211

          Current Taxes Payable                            0
                                                    --------

          Provision for Income Taxes before
          valuation account                          328,211

          Valuation account                         (328,211)
                                                    --------

          Net Provision for Income Taxes                   0
                                                    --------

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


ITEM 2. PLAN OF OPERATION

During the period covered by this report, the Company had no operations, assets or employees. However, operating through one or more of its primary shareholders, the Company has investigated potential business ventures that, in the opinion of such parties, may provide a source of eventual profit to the Company.

PROPOSED BUSINESS OF THE COMPANY. Effective after January 1, 2001, the Company will change its name to Results Technology Group, Corp. and will effectuate a 22 to 1 reverse split of its outstanding shares of stock. The Company is commencing a private placement of its securities pursuant to the private placement exemption found at section 4(2) of the Securities Act of 1933. It is the Company's intention to use the proceeds of this offering to assist in funding the future operations of the Company as described below. No sales had made under this offering during the time period covered by this report.

The Company plans to operate its business through a newly created wholly owned subsidiary, Results Technology Group, LLC ("RTG Minnesota"). RTG Minnesota plans to offer diverse product and service offerings to fulfill the technology needs of small and medium size businesses. This operating subsidiary will provide services that span across the information technology, voice and data spectrums and will focus on the following areas:

     1. Information Technology Development. This includes business and technical consulting, Internet project planning and implementation, centralized support and outsourcing services.

     2. Web/E Commerce/Application Development. This includes web site development, graphic design content development, e-commerce, database, and custom application development.

     3. Hosting/Connectivity/VoIP. This includes the hosting of web and e-commerce applications, email, intranet, DSL, voice and data.

     4. Infrastructure Development. This includes providing cabling, network infrastructure, hardware procurement, asset management, implementation and maintenance and data storage and retrieval.

     5. Personal Communication Services Site Management. This includes Personal Communication Services (PCS) and digital phone tower assessments and providing logistical, topological and empirical data for PCS and digital coverage area.

This company's services will focus on growing its current customer/subscriber base and achieving profitability through reoccurring revenues from such clients. It will grow its client base by using a direct sales force, via the Internet, as well as by implementing a reseller program. No acquisitions or operations have yet commenced as of the effective date of this report.

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

B. AMENDMENTS TO OTC BULLETIN BOARD LISTING REQUIREMENTS. As of the date of this filing, the Company's securities are not traded/quoted on the OTC Bulletin Board ("OTCBB"). This has negatively impacted any market for the Company's shares. The Company is endeavoring to file all required information so that it will once again to permitted to quote its securities on the OTCBB, if possible.

C. RECENT SALES OF UNREGISTERED SECURITIES. As referenced in Part One, Item 2, Plan of Operation, the Company is commencing a private placement of its securities pursuant to the private placement exemption found at section 4(2) of the Securities Act of 1933. It is the Company's intention to use the proceeds of this offering to assist in funding future operations of the Company. No sales have been made under this offering during the time period covered by this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting held on October 15, 2000 a majority of the shareholders approved the following:

     1) A reverse split of the Company's issued and outstanding shares on the basis of one share for each 22 shares outstanding pursuant to the authority of Nevada Statute Section 78.207 with the express understanding that the authorized capital stock of the Company shall remain at 100,000,000 shares and that such action be effective after January 1, 2001; and,

     2) That the name of the changed its name to Results Technology Group, Corp. and that such action be effective after January 1, 2001.

87,000,000 shares were voted for the above proposals, 0 shares voted against these proposals and 12,650,0603 shares were not represented or cast no vote.

Appropriate amendments to the Articles of incorporation of the Company will be filed with the Nevada Secretary of State.

ITEM 5. OTHER INFORMATION

PROPOSED CHANGE IN CONTROL OF REGISTRANT. During the time period covered by this report, Duckson, Carlson, Bassinger & Mitchell, LLC, a Minneapolis law firm (D &
C) owning 87,000,000 shares of the Company (representing approximately 87.3% of its issued and outstanding shares) (the D & C Shares) have entered into discussions with Results Technology Group, Inc., a Minnesota corporation, (RTG) pursuant to which it would transfer the D & C Shares for the purchase price of $112,500. As part of the proposed transaction, would D & C agree to provide all necessary legal services to prepare and file all reports with the Securities and Exchange Commission ("SEC") required under Section 15(d) of the Securities Act of 1934 so that the Company will once again be current in its reporting obligation. The transfer of the D & C Shares would not be effective until after January 1, 2001.

NAME CHANGE. The Company (and a majority of its shareholders) has approved a change of its name to Results Technology Group, Corp. This name change will be effective after January 1, 2001.

REVERSE SPLIT OF SHARES. The Company (and a majority of its shareholders) has approved a reverse split of its shares on a 22 to 1 basis. This reverse split will be effective after January 1, 2001.


ITEM 6. EXHIBITS

(a) The Company's current Articles, Bylaws, and any amendments thereto, are attached to the Company's 10-QSB for the period ending December 31, 1999 and are incorporated herein by this reference. Additionally, the proposed Articles of Incorporating reflecting the above referenced name change and reverse split of shares is attached hereto.

(b) None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2001                  FRC RACING PRODUCTS, INC.

                                         By:

                                         /s/ Jason Picciano
                                         ---------------------------------------
                                         Jason Picciano, Chief Executive Officer

        In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Dated: February 9, 2001                  By:

                                         /s/ Brian Bassier
                                         --------------------------------------
                                         Brian Bassier, Chief Financial Officer