Form 10QSB
period 2001-03-31
RESULTS TECHNOLOGY GROUP CORP
filed 2001-05-18
CIK 894500

================================================================================


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2001
                                                ------------------

                         RESULTS TECHNOLOGY GROUP, CORP.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                       COMMISSION FILE NUMBER: 33-55254-17
                                              ------------------

                NEVADA                                  87-0434298
    -------------------------------                -------------------
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


                 6466 CITY WEST PARKWAY, EDEN PRAIRIE, MN 55344
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                    ISSUER'S TELEPHONE NUMBER: (952) 918-0280
                                              ---------------------

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

             Number of shares outstanding of Issuer's common stock,
                           $.022 par value per share,
                         as of May 17, 2001: 4,529,639.


================================================================================

                         RESULTS TECHNOLOGY GROUP, CORP.

                                   FORM 10-QSB

                                     PART I


a. Forward Looking Statements. Information provided in this quarterly report may contain "forward-looking" information. These cautionary statements are made with the objective of obtaining the benefits of safe harbor provisions of applicable legislation. Results Technology group, Corp. (the "Company") cautions investors that any forward looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward looking statements as a result of various factors.


ITEM 1.  FINANCIAL STATEMENTS


                         RESULTS TECHNOLOGY GROUP, CORP.

                                  Balance Sheet

                                    March 31,         June 30,
                                      2001              2000
                                   (unaudited)
                                   -----------       -----------
CURRENT ASSETS

     Cash                                    0                 0
                                   -----------       -----------

     Total Current Assets                    0                 0
                                   -----------       -----------

OTHER ASSETS                                 0                 0
                                   -----------       -----------

     Total Other Assets                      0                 0
                                   -----------       -----------

TOTAL ASSETS                                 0                 0
                                   ===========       ===========

                                                 March 31,         June 30,
                                                   2001              2000
                                                ----------        ----------
LIABILITIES

      Current Liabilities                                0                 0
                                                ----------        ----------

      Total Current Assets                               0                 0
                                                ----------        ----------

STOCKHOLDERS' EQUITY

      Preferred Stock, authorized
      200,000 shares, none issued and
      outstanding, par value $0.001

      Common Stock, authorized 100,000,000
      shares of stock, issued and
      outstanding 4,529,639 shares for March 31,
      2001, par value $0.022, and
      99,652,060 shares for June 30, 2000,
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
                                                ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                         Results Technology Group, Corp.
                             Statement of Operations
           For the Three and Nine Months Ended March 31, 2001 and 2000
                                   (unaudited)


                                    3 mths ended    3 mths ended      9 mths ended    9 mths ended
                                       3/31/01         3/31/00           3/31/01         3/31/00
                                    ------------    ------------      ------------    ------------
Revenue

Sales                                         0                0                0               0
                                      ---------       ----------        ---------      ----------

Total Revenue                                 0                0                0               0
                                      ---------       ----------        ---------      ----------

OPERATING EXPENSES

Legal & Accounting                            0                0                0               0
Consulting                                    0                0                0               0
General and Administrative                    0                0                0               0
Loss on Investment                            0                0                0               0
                                      ---------       ----------        ---------      ----------

Total Operating Expenses                      0                0                0               0
                                      ---------       ----------        ---------      ----------

Operating Income (Loss)                       0                0                0               0

Provision for Income Taxes                    0                0                0               0
                                      ---------       ----------        ---------      ----------

Net Income (Loss)                             0                0                0               0
                                     ==========       ==========       ==========      ==========

Primary and Diluted
Earnings (Loss) per Share                     a                a                a               a
                                      ---------       ----------        ---------      ----------

Weighted Average Number of
Common Shares Outstanding             4,529,639       12,652,060        4,529,639      12,652,060
                                      ---------       ----------        ---------      ----------


   The accompanying notes are an integral part of these financial statements.

                         Results Technology Group, Corp.
                             Statement of Cash Flows
                For the Nine Months Ended March 31, 2001 and 2000
                                   (unaudited)


                                        9 mths ended     9 mths ended
                                           3/31/01         3/31/00
                                        ------------     ------------
Cash from Operations

Net Loss                                           0               0

Loss on Investment                                 0               0
Change in Accounts Payable                         0               0
                                        ------------     -----------

Cash Provided by Operations                        0               0
                                        ------------     -----------

Cash Used in Investments                           0               0
                                        ------------     -----------

Cash from Financing
Sale of Stock                                      0               0
                                        ------------     -----------

Total Cash Provided by Financing                   0               0
                                        ------------     -----------

Net Change in Cash                                 0               0

Beginning Cash                                     0               0
                                        ------------     -----------

Ending Cash                                        0               0
                                        ============     ===========


   The accompanying notes are an integral part of these financial statements.

                         Results Technology Group, Corp.
                        Statement of Stockholders' Equity
                      From June 30, 1996 to March 31, 2001
                                   (unaudited)


                             Preferred Stock         Common Stock                                  Total
                            -----------------     ------------------    Paid in   Accumulated   Stockholders'
                             Shares    Amount     Shares      Amount    Capital     Deficit       Equity
                            --------  -------     ------      ------    -------   -----------   -------------
Balance, June 30, 1996       200,000     200    12,652,060    12,653   2,157,221  (1,643,226)      526,848

Retirement of shares        (200,000)   (200)                                200                        --

Retained Earnings (Deficit)                                                         (526,848)     (526,848)
                            --------    ----   -----------    ------   ---------  ----------      --------

Balance, June 30, 1997             0       0    12,652,060    12,653   2,157,421  (2,170,074)           --

Retained Earnings (Deficit)                                                               --            --
                            --------    ----   -----------    ------   ---------  ----------      --------

Balance, June 30, 1998                          12,652,060    12,653   2,157,421  (2,170,074)           --

Retained Earnings (Deficit)                                                               --            --
                            --------    ----   -----------    ------   ---------  ----------      --------

Balance, June 30, 1999                          12,652,060    12,653   2,157,421  (2,170,074)           --

Sale of Shares                                  87,000,000    87,000     (69,000)                   18,000

Retained Earnings (Deficit)                                                          (18,000)      (18,000)
                            --------    ----   -----------    ------   ---------  ----------      --------

Balance June 30, 2000                           99,652,060    99,653   2,088,421  (2,188,074)           --
                            --------    ----   -----------    ------   ---------  ----------      --------

Retained Earnings
 (Deficit)(a)                                  (95,122,421)                                0
                            --------    ----   -----------    ------   ---------  ----------      --------

Balance March 31, 2001                           4,529,639    99,653   2,088,421  (2,188,074)           --
                            ========    ====    ==========    ======   =========  ==========      ========

(a): reflects 22 to 1 reverse stock split; as a result of the reverse stock split, par value changed from $.001 to $.022


   The accompanying notes are an integral part of these financial statements.

                         RESULTS TECHNOLOGY GROUP, CORP.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.  GENERAL ORGANIZATION AND BUSINESS

Results Technology group, Corp. (the Company), was originally incorporated in February 1986, in the State of Utah under the name Highland MFG., Inc. In December 1993, the Company redomiciled as a Nevada corporation. The Company had no operations until 1995.

On April 4, 1995, the Company entered into a Stock Exchange Agreement whereby it issued 8,900,000 shares of its common stock (representing controlling interest in the Company) in exchange for all of the outstanding shares of capital stock of Results Technology group, Corp., an Iowa corporation. Immediately following, the Company changed its name from Highland MFG., Inc. to Results Technology group, Corp. The merger transaction resulted in Results Technology group, Corp.
(Iowa) becoming a wholly owned subsidiary of the successor Results Technology group, Corp. (Nevada). The Iowa company was incorporated on October 17, 1994, to manufacture and distribute automotive chassis, parts and related supplies. As of April 4, 1995 the Iowa company had not commenced operations of its intended business and, as a result, had no operational history. The transaction was a reverse acquisition whereby the stockholders of FRC Racing Products, Inc (Iowa) became the controlling stockholders of Results Technology group, Corp. (Nevada). This acquisition was recorded at the historical cost of the acquired Iowa company.

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

Common Stock

During the year ended June 30, 1996 the parent company Results Technology group, Corp. (NV) used its common stock to purchase goods and services for its Iowa subsidiary. The Company also sold stock and invested 100% of the funds received in the Iowa subsidiary. A total of $1,970,074 was raised for the Iowa subsidiary selling 2,752,060 shares of common stock.

During the fiscal year ended June 30, 2000, the Company sold stock for $18,000 in exchange for 87,000,000 shares of common stock.

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

ITEM 2.  PLAN OF OPERATION

The Company currently has no operations, assets or employees. In March 2001, based upon the Company's inability to raise equity or debt financing, the Company abandoned its plans to create and operate a technology business through a wholly-owned LLC subsidiary. As a result, the Company has returned to its prior strategy. The Company again operates through one or more of its primary shareholders to investigate potential business ventures that, in the opinion of such parties, may provide a source of eventual profit to the Company. This involvement may take many forms, such as the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

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

The Company may choose to enter into a venture involving the acquisition of, or merger with, a company which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination. In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others.

It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. In addition to the severe limitations placed upon the Company by virtue of its unfunded status, the Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects that do not have the requisite financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. As the Company is limited in its resources, virtually all of the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to, and to engage in, business opportunities. Due to its lack of funds, the Company may not be in a position to compete with larger and more experienced entities for business opportunities that are low-risk.

PART II.  OTHER INFORMATION

ITEM.  1.  LEGAL PROCEEDINGS

As of the date of this filing, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors, is a party to any material legal proceeding or litigation. Further, such parties are not aware of any anticipated governmental proceedings against the Company.

ITEM 2.  CHANGES IN SECURITIES

a. Changes in Securities. In January 2001, the Company approved a 1-for-22 reverse split in its outstanding shares of Common Stock, par value $.001 per share. As a result, the 99,652,060 shares then outstanding were reduced to 4,529,639 shares with par value of $.022 per share.

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



Dated: May 18, 2000                RESULTS TECHNOLOGY GROUP, CORP.

                                   By: /s/ Jason R. Picciano
                                      ------------------------------------------
                                      Jason R. Picciano, Chief Executive Officer